Form 10QSB
period 2003-06-30
MOVITO HOLDINGS LTD
filed 2003-08-15
CIK 1216964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the six month period ended June 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________________ to _________________

Commission File Number:  333-102930

MOVITO HOLDINGS LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0385312
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Box 18, Suite 323-595 Howe Street
Vancouver, British Columbia, Canada	V6C 2T5
(Address of principal executive offices)	(Postal or Zip Code)

604-682-8468 ( Issuer’s telephone number, including area code)

Former Address: Suite 804-750 West Pender Street, Vancouver, BC Canada, V6C 2T8
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,440,776 Shares of $0.001 par value Common Stock outstanding as of June 30, 2003.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 30, 2003.

MOVITO HOLDINGS LTD.
 (a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEET

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MOVITO HOLDINGS LTD.
 (a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$20,124	$39,983
Prepaid expenses and other	382	1,590

	$20,506	$41,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,806	$3,568

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Common stock, $0.001 par value, 70,000,000 shares authorized
Preferred shares, $0.001 par value, 5,000,000 shares authorized
6,440,776 common shares issued and outstanding	6,441	6,441
Additional paid in capital	48,137	45,137
Deficit accumulated during the development stage	(46,432)	(13,542)
Accumulated other comprehensive income (loss)	554	(31)

	8,700	38,005

	$20,506	$41,573

The accompanying notes are an integral part of these interim consolidated financial statements.

MOVITO HOLDINGS LTD.
 (a development stage company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months	Six months	October 3, 2002
	ended	ended	(inception) to
	June 30, 2003	June 30, 2003	June 30, 2003

REVENUES
ATM transaction fees	$5,915	$9,413	$11,204

DIRECT COSTS	862	1,652	1,907

NET REVENUES	5,053	7,761	9,297

GENERAL AND ADMINISTRATIVE
EXPENSES
Consulting and management fees	7,623	17,210	26,340
Office and general	3,632	5,849	6,006
Professional fees	9,343	17,592	21,383

	20,598	40,651	53.820

NET LOSS FOR THE PERIOD	$(15,545)	$(32,890)	$(44,432)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	6,440,776	6,440,776

The accompanying notes are an integral part of these interim consolidated financial statements.

MOVITO HOLDINGS LTD.
 (a development stage company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months	Six months	October 3, 2002
	ended	ended	(inception) to
	June 30, 2003	June 30, 2003	June 30, 2003

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss for the period	$(15,545)	$(32,890)	$(44,432)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash management fees	1,500	3,000	4,500
Prepaid expenses and other	(224)	1,208	(382)
Accounts payable	7,040	8,238	11,806

NET CASH FLOWS USED
IN OPERATING ACTIVITIES	(7,229)	(20,444)	(28,508)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds on sale of common stock		-	48,078

NET CASH FLOWS FROM FINANCING		-	48,078
ACTIVITIES

EFFECT OF EXCHANGE RATE	404	585	554
CHANGES

(DECREASE) INCREASE IN CASH	(6,825)	(19,859)	20,124

CASH, BEGINNING OF PERIOD	26,949	39,983	-

CASH, END OF PERIOD	$20,124	$20,124	$20,124

The accompanying notes are an integral part of these interim consolidated financial statements.

MOVITO HOLDINGS LTD.
 (a development stage company)

NOTES TO INTERIM CONSOLIDATED INANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company has acquired four Service and Management Contracts with retail locations’ operations and one Processing Contract with a cash transaction processor for four automated teller machines (ATM’s) as well as the exclusive right to use the trade name “Netcash” in exchange for 2,000,000 restricted common shares of capital stock of the Company. On February 2, 2003, the Company filed a SB2 Registration Statement with the Security and Exchange Commission of the United States to gain full reporting status. On May 29, 2003 the Company received this status and became a fully reporting issuer in the United States. The Company retained a market maker to sponsor its 15C211 filing statement with the National Association of Securities Dealers (“NASD”). On June 30, 2003 the Company received approval on this application and its shares were allowed to be traded on the NASD OTC BB.

The Company is in the initial development stage and has incurred losses since inception totalling $44,432. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on September 25, 2002 in the State of Nevada and commenced operations on October 3, 2002. The Company’s fiscal year end is December 31 with its initial period being from September 25, 2002 (inception) to December 31, 2002.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Principles of Consolidation
The financial statements include the accounts of the Company and the 100% interest in its subsidiary 657333 B.C. Ltd., doing business as Netcash, incorporated October 29, 2002. All significant intercompany balances and transactions are eliminated on consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Goodwill and Intangible Assets
The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

Revenue recognition
The Company derives its revenue from processing fees on Automated Teller Machine (ATM) transactions. Revenues earned are for electronic processing, supervision and reporting of transactions, installation, operation, maintenance and management of ATMs. Revenues received are a percentage of total transaction fees charged by the third party cash processor. Accordingly, the Company recognizes its revenues as the related processing services are provided.

Foreign currency transactions
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-based compensation
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Recent accounting pronouncements
The Securities and Exchange Commission Staff Accounting Bulletin No. 101 and subsequent amendments and related releases (“SAB 101”) released during the year ended September 30, 1999 provide guidance for the recognition of revenue in financial statements. The Company has considered the guidance presented therein and believes that the Company’s practices for the recording of revenue are consistent with this guidance.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 does not have a material impact on the Company’s financial position or results of operations.

NOTE 3 – INTANGIBLE ASSET PURCHASE AGREEMENT

By agreement dated October 22, 2002 between the Company and Netcash Services Inc. (“NSI”), the Company acquired a 100% interest in four Service and Management Contracts with retail locations’ operations and one Processing Contract with a cash transaction processor for four automated teller machines (ATM’s) as well as the exclusive right to use the trade name “Netcash” in exchange for (a) 2,000,000 restricted common shares of capital stock of the Company valued at $2,000; and (b) the commitment to provide a loan of up to $15,000 to its wholly owned subsidiary 657333 B.C. Ltd. The loan will have no fixed terms of repayment and should the Company be unable to provide the loan, this will not negate the terms of the asset purchase agreement.

NOTE 3 – INTANGIBLE ASSET PURCHASE AGREEMENT (cont’d)

In the first quarter of 2003, two of the initial Service and Management Contracts were cancelled and two new contracts were signed. The terms of the four management contracts currently in existence are as follows:

(a)	Periods covered are 5 years.

(b)	Fees earned vary between $.69 and $1.34 per transaction.

(c)	The Company provides processing and monitoring of the cash dispensing service.

(d)
The contracts can be cancelled on 14 days written notice in the event of material default or, in all other cases, on 3 – 6 month’s written notice and the payment of a cancellation fee equal to 100% of the average monthly fees received from the ATM for the previous 4 months multiplied by the number of months remaining in the term.

In the first quarter of 2003, the Company executed a management contract with a prior employee of NSI and appointed a principal of NSI as a Director of its subsidiary 657333 B.C. Ltd. The management contract is for a period of three years, commencing January 1, 2003 and terminates January 31, 2006 with the option to renew for an additional three years. Compensation will be $350 per month, as well as an additional $175 per month for each additional ATM installed, serviced and monitored by this individual, to a maximum of $3,125 per month.

In the second quarter ending June 30, 2003, the company cancelled 2 management contracts with retail operators due to insufficient transactions being generated by the ATMs on these locations. In the same period the company secured 3 additional management contracts with new retail operators. One of these new locations ATM became active on July 24, 2003, the second will become operational on August 5, 2003 and the third will become operational on September 1, 2003.

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 70,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares at no par value.

During the period ended December 31, 2002 the Company received proceeds of $44,078 on issuance of 440,776 restricted shares at a price of $.10 per share and $4,000 on issuance of 4,000,000 restricted shares at a price of $.001 per share.

To June 30, 2003 the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2003 the Company incurred $7,500 in fees to an Officer of the Company for the provision of services as required in his capacity as Secretary and Treasurer of the Company as well as for general administrative support services. The Company also incurred $2,500 in office rental fees to the same Officer. On January 1, 2003, the Company executed a General Administrative Services Agreement with the Officer for a period of six months commencing January 1, 2003. This agreement terminated June 30, 2003.

On January 15, 2003, the previous owner of NSI, was appointed a director of the Company’s subsidiary. See Note 3.

NOTE 6 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $44,000 which may be available to offset future taxable income which will expire in 2017. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Item 2. Plan of Operation

Movito Holdings Ltd. Ltd. ("the Company") was incorporated in the state of Nevada on September 25, 2002. Pursuant to an Agreement dated October 22, 2002, the Company acquired 100% interest in 4 Service and Management Contracts with retail locations’ operators and 1 Processing contract with a cash transactions processor for 4 Automated Teller Machines (ATM’s) as well as the exclusive right to use the trade name “Netcash” in consideration of 2,000,000 restricted common shares of the capital of the Company. Subsequently, on October 29, 2002, the Company incorporated a BC, Canada wholly owned subsidiary, 657333 BC Ltd. (BC Ltd.) which will operate all of the company’s assets relating to the ATM industry. The Company has agreed to provide a loan of up to $15,000 to its wholly owned subsidiary. The loan has no fixed terms of repayment and, failure to provide this loan, will not negate the terms of the asset purchase agreement. The Company and its wholly owned subsidiary have merged their operations in the Company’s executive office.

The Company through BC Ltd., which has no salaried employees, is considered a start-up corporation involved in the service and management of ATMs in retail and high traffic areas sectors. The Company seeks and secures retail location(s) operators who are willing to place an ATM at their premises to add additional purchasing convenience for their clients and to secure additional revenues, for themselves, either from renting the space to the Company or from receiving a portion of fees generated by each ATM cash dispensing transaction. The retail location operator has the option to own the ATM, in which case he would receive a larger portion of the transaction fee, or the option to have a third party, secured by the Company, own the ATM. In this case the retailer would receive either a monthly rent for the space or a portion of the fee. The Company’s managed ATMs are electronically connected to the cash transaction networks and all financial institutions through the cash transaction processor, Calypso Canada. The users of the ATM are generally ordinary people, in the process of making an acquisition and in need of immediate cash to complete the acquisition. Two separate fees are charged to the user executing a cash withdrawal from an ATM: a surcharge fee averaging $1.77, is charged by the Company, and an interchange fee averaging $0.77 is charged by the user’s own financial institution where the cash is withdrawn. On each cash dispensing transaction executed at a Company’s managed ATM, the Company receives an average of $0.64 from the surcharge fee and an average of $0.41 from the interchange fee. Calypso receives an average of 0.11 from the interchange fee. The networks receive an average of $0.16 from the interchange fee and the rest of the fees charged on each transaction are divided amongst the retail operators, the owner of the ATM, the party loading the ATM with cash as required and the user’s own financial institution. Each Company’s managed ATM, in order to be profitable, needs to process in excess of 400 cash dispensing transactions per month.

At June 30, 2003, the Company had total assets of US $20,506 including cash resources of $20,124 and prepaid expenses of $382. The cash and equivalents represent the Company’s present source of liquidity.

The Company’s accounts payables and accrued liabilities at June 30, 2003 totaled $11,806.

During the six months ended June 30, 2003 the Company had total revenues of $9,413, generated from ATMs cash transactions fees, of which $5,915 were generated in the second quarter ended June 30, 2003. For the six month period ended June 30, 2003 the company had net losses of $26,970 of which $15,545 were incurred in the second quarter.

The Company has not realized significant revenues for the period and it is presently operating at a loss. The Company’s ability to continue as a going concern is dependent on its ability to generate additional revenues from its operations sufficient to generate operating profits. Failing that, the Company may need to raise additional capital, in the form of either debt or equity, to fund future operations.

The Company's plan of business, commencing April 2003, is to secure 2 additional ATM service and management contracts per month, with retail location(s) operators in the Vancouver area, during the initial fiscal year ending December 30, 2003. The Company does not contemplate owning any of the ATMs that it will manage during the initial fiscal year. It will secure third parties who will own the ATMs for a portion of the fees or it will manage ATMs owned by individual retailers. Funds necessary to implement the Company’s Business Plan for the initial fiscal year will be generated from revenues derived from transactions fees or from the Company’s present cash resources. If additional capital will be required for the Company to reach a profitable operation, it will be raised through additional public or private placement equity financing as well as borrowing from directors or other sources.

On February 2, 2003, the Company filed an SB2 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting Status in the United States and in order to register its common stock. On May 29, 2003, the company received its effective status with the SEC becoming a fully reporting company in the United States.

The Company retained a market maker to sponsor its 15c211 application with the National Association of Securities Dealers (NASD). Approval of this application was received on June 30, 2003 and the shares of the company were posted for trading on the NASD OTC BB on this date.

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the six month period ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Movito Holdings Ltd.

/s/ “Mario Aiello”
Mario Aiello, Secretary/Treasurer

Date: August 14, 2003.