Form 10QSB
period 2003-09-30
MOVITO HOLDINGS LTD
filed 2003-11-14
CIK 1216964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the six month period ended September 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ______ to ______

Commission File Number 333-102930

MOVITO HOLDINGS LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0385312
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Box 18, Suite 323-595 Howe Street
Vancouver, British Columbia, Canada	V6C 2T5
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	604-682-8468

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
6,440,776 Shares of $0.001 par value Common Stock outstanding as of September 30, 2003.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

MOVITO HOLDINGS LTD.
(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEET

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MOVITO HOLDINGS LTD.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$9,827	$39,983
Prepaid expenses and other	20	1,590
	9,847	41,573

FIXED ASSETS (Note 3)	5,816	-

	$15,663	$41,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,962	$3,568

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock, $0.001 par value, 70,000,000 shares authorized
Preferred shares, $0.001 par value, 5,000,000 shares authorized
6,440,776 common shares issued and outstanding	6,441	6,441
Additional paid in capital	49,637	45,137
Deficit accumulated during the development stage	(49,946)	(13,542)
Accumulated other comprehensive income (loss)	(2,431)	(31)

	3,701	38,005

	$15,663	$41,573

The accompanying notes are an integral part of these interim consolidated financial statements.

MOVITO HOLDINGS LTD.
(a development stage company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months	Nine months	October 3, 2002
	ended	ended	(inception) to
	September 30,	September 30,	September 30,
	2003	2003	2003

REVENUES
ATM transaction fees	$7,147	$16,560	$18,351

DIRECT COSTS	1,021	2,673	2,928

NET REVENUES	6,126	13,887	15,423

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	3,108	20,318	29,448
Office and general	2,457	8,306	8,463
Professional fees	4,075	21,667	25,458
	9,640	50,291	63,369

NET LOSS FOR THE PERIOD	$(3,514)	$(36,404)	$(47,946)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	6,440,776	6,440,776

The accompanying notes are an integral part of these interim consolidated financial statements.

MOVITO HOLDINGS LTD.
(a development stage company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

		Nine months	October 3, 2002
	Three months	ended	(inception) to
	ended September	September 30,	September 30,
	30, 2003	2003	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,514)	$(36,404)	$(47,946)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash management fees	1,500	4,500	6,000
Prepaid expenses and other	(224)	1,570	(382)
Accounts payable	156	8,395	12,324

NET CASH FLOWS USED
IN OPERATING ACTIVITIES	(2,082)	(21,940)	(30,004)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(5,816)	(5,816)	(5,816)

NET CASH FLOWS USED IN INVESTING
ACTIVITIES	(5,816)	(5,816)	(5,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	48,078

NET CASH FLOWS FROM FINANCING
ACTIVITIES	-	-	48,078

EFFECT OF EXCHANGE RATE CHANGES	(2,399)	(2,400)	(2,431)

(DECREASE) INCREASE IN CASH	(10,297)	(30,156)	9,827

CASH, BEGINNING OF PERIOD	20,124	39,983	-

CASH, END OF PERIOD	$9,827	$9,827	$9,827

Other non-cash transactions:
Refer to Notes 4 and 6.

The accompanying notes are an integral part of these interim consolidated financial statements.

MOVITO HOLDINGS LTD.
(a development stage company)

NOTES TO INTERIM CONSOLIDATED INANCIAL STATEMENTS

September 30, 2003
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, through its wholly owned subsidiary, has acquired four Service and Management Contracts with retail locations’ operations and one Processing Contract with a cash transaction processor for four automated teller machines (ATM’s) as well as the exclusive right to use the trade name “Netcash” in exchange for 2,000,000 restricted common shares of capital stock of the Company. On February 2, 2003, the Company filed a SB2 Registration Statement with the Security and Exchange Commission of the United States to gain full reporting status. On May 29, 2003 the Company received this status and became a fully reporting issuer in the United States. The Company retained a market maker to sponsor its 15C211 filing statement with the National Association of Securities Dealers (“NASD”). On June 30, 2003 the Company received approval on this application and its shares were allowed to be traded on the NASD OTC BB.

The Company is in the initial development stage and has incurred losses since inception totalling $46,547. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

During October 2003 the Company sold its Netcash business and entered into two agreements to acquire interests in certain oil and gas properties located in the Province of Alberta, Canada. The Company is required to fund the development of the Oil and Gas prospects in order to earn a 66.7% interest from eventual energy revenues. (See note 7)

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Fixed assets

Fixed assets are recorded at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

Computer and ATM equipment	30% declining balance
Furniture and fixtures	20% declining balance
Office equipment	20% declining balance

One-half year depreciation is taken in the year of acquisition on certain capital assets.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

NOTE 3 – FIXED ASSETS

	September 30,	December 31,
	2003	2002

Computer and ATM equipment	$5,816	$-

NOTE 4 – INTANGIBLE ASSET PURCHASE AGREEMENT

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

In the first quarter of 2003, two of the initial Service and Management Contracts were cancelled and two new contracts were signed. The standard terms of the five contracts currently in existence are as follows:

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

In the second quarter ending June 30, 2003, the company cancelled 2 management contracts with retail operators due to insufficient transactions being generated by the ATMs on these locations. In the same period the company secured 3 additional management contracts with new retail operators. One of these new locations ATM became active on July 24, 2003, the second became operational on August 5, 2003 and the third became operational on September 1, 2003.

In the third quarter ending September 30,2003, the company activated its two remaining management contracts secured in the previous quarter. During the same period, the company cancelled 1 management contract with a retail operator due to insufficient transactions being generated by the ATM at the location.

Subsequent to September 30, 2003 management decided to sell its ATM business and pursue oil and gas opportunities. See Note 8.

NOTE 5 - CAPITAL STOCK

The Company’s capitalization is 70,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares at no par value.

During the period ended December 31, 2002 the Company received proceeds of $44,078 on issuance of 440,776 restricted shares at a price of $.10 per share and $4,000 on issuance of 4,000,000 restricted shares at a price of $.001 per share.

To September 30, 2003 the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

The Company proposes to restructure its share capital whereby the total common shares presently issued and outstanding will be forward split on a 1 (old) to12 (new) basis increasing the number of shares issued and outstanding to 77,289,312. The total authorized capital will be increased to 300,000,00 common shares of the company’s capital stock and the authorized capital of the company’s preferred shares will remain at 5,000,000. (see subsequent events).

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2003 the Company incurred $7,500 in fees to an Officer of the Company for the provision of services as required in his capacity as Secretary and Treasurer of the Company as well as for general administrative support services. The Company incurred $4,500 in non-cash management fees to a Director of the Company which has been credited to additional paid in capital. The Company also incurred $2,500 in office rental fees to the same Officer. On January 1, 2003, the Company executed a General Administrative Services Agreement with the Officer for a period of six months commencing January 1, 2003. This agreement terminated June 30, 2003.

On January 15, 2003, the previous owner of NSI, was appointed a director of the Company’s subsidiary. See Note 3.

NOTE 7 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $46,500 which may be available to offset future taxable income which will expire in 2017. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

NOTE 8 – SUBSEQUENT EVENTS

Effective October 28, 2003 the Company closed an agreement whereby it sold 100% of the shares in the Capital Stock of its wholly owned subsidiary, 657333 BC Ltd. (Netcash) inclusive of all its tangible and intangible assets associated with the Company’s Automated Teller Machines management operations. This agreement was executed with an arms-length third party in receipt of $25,000 USD being the full consideration paid for 100% of the subsidary’s shares.

On October 30, 2003 the Company executed two Farmout Agreements (the “Agreements) with 1048136 Alberta Ltd. whereby the company will earn an “Earned Interest” of 66.7% in two oil and gas prospect exploration and development properties, the Evi and Verdigris Prospects, located in the province of Alberta. In order to earn its interest the Company has the obligation to provide development funds in the amount of $2,000,000 USD for the Evi Prospect and $1,500,000 USD for the Verdigris Prospect. The Company will seek equity financing in order to meet its funding obligations for the development of the Oil and Gas Prospects.

On the date of the agreement the Company appointed Mr. Robert McIntosh, consulting geologist, to its board of directors.

The Company proposes to restructure its share capital whereby the total common shares presently issued and outstanding will be forward split on a 1 (old) to 12 (new) basis, thereby increasing the number of shares issued and outstanding to 77,289,312. shares. The total authorized capital will be increased to 300,000,00 common shares of the company’s capital stock and the authorized capital of the company’s preferred shares will remain at 5,000,000.

In conjunction with the acquisition of the oil and gas prospects and the restructuring of its share capitalization the Company will change its name to Silver Star Energy Inc.

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

At September 30, 2003, the Company had total assets of US $10,206 including cash resources of $9,827 and prepaid expenses of $379. The cash and equivalents represent the Company’s present source of liquidity.

The Company’s accounts payables and accrued liabilities at September 30, 2003 totaled $11,962.

During the nine months ended September 30, 2003 the Company had total revenues of $16,560of which $7,147 were generated in the three month period ended September 30, 2003. For the nine month period ended September 30, 2003 the company had net losses of $35,005 of which $2,115 were incurred in the three month period ended September 30, 2003.

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

The Company's plan of business, commencing April 2003, was to secure 2 additional ATM service and management contracts per month, with retail location(s) operators in the Vancouver area, during the initial fiscal year ending December 30, 2003. The Company does not contemplate owning any of the ATMs that it will manage during the initial fiscal year. It will secure third parties who will own the ATMs for a portion of the fees or it will manage ATMs owned by individual retailers. Funds necessary to implement the Company’s Business Plan for the initial fiscal year were be generated from revenues derived from transactions fees or from the Company’s cash resources at the time. If additional capital will be required for the Company to reach a profitable operation, it will be raised through additional public or private placement equity financing as well as borrowing from directors or other sources.

The Company has not been able to generate sufficient revenues from cash transaction operations to implement its Business Plan.

In view of the losses from operation, the Company executed an agreement dated October 21, 2003 and closed on October 28, 2003, whereby we agreed to sell a 100% interest in our wholly owned subsidiary, 657333 B.C. Ltd., to an arms-length party, for cash consideration of $25,000.

Pursuant to two agreements dated October 29, 2003 with 1048136 Alberta Ltd., we have acquired the right to participate and earn an interest in two oil and gas projects located in the province of Alberta known respectively as the Evi prospect and the Verdigris prospect. 1048136 Alberta Ltd. is a private Alberta company owned by an individual who is at arms-length to us.

Pursuant to the two agreements with 1048136 Alberta Ltd., we must advance a total of $2,000,000 and $1,500,000 respectively on the Evi and Verdigris prospects in connection with the drilling testing, completion, capping and/or abandonment of up to three wells on each of the properties.

Subject to completion of our funding obligations, we will earn a 66.67% working interest in both the Evi and Verdigris prospects.

Additional capital will be required by the Company to continue to be an on going concern and to meet its obligations to fund the development of the oil and gas prospects in Alberta, Canada. These funds will be raised through additional public or private placement equity financing as well as borrowing from directors or other sources.

In conjunction with the acquisition of the oil and gas interest the Company has decided to change its name to Silver Star Energy Inc.

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

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on Form 8-K during the nine month period ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Movito Holdings Ltd.

Date: November 14, 2003.	By:	/s/ Mario Aiello

Mario Aiello
Secretary/Treasurer