Form 10KSB
period 2003-12-31
SILVER STAR ENERGY INC
filed 2004-02-04
CIK 1216964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-102930

SILVER STAR ENERGY INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0385312
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

     11300 W. Olympic Boulevard
Suite 800
Los Angeles, California, 90064
(Address of principal executive offices)

(310) 312-6888
Registrant’s telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ☒                  No ☐

State issuer’s net revenues for its most recent fiscal year:    $16,611

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$94,242,531 as at January 28, 2004, based on the last sale price of our shares

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

106,578,624 common shares as of January 28, 2004.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

We were incorporated in the state of Nevada as Movito Holdings Ltd. on September 25, 2002. Pursuant to an Agreement dated October 22, 2002, the Company acquired 100% interest in 4 Service and Management Contracts with retail locations’ operators and 1 Processing contract with a cash transactions processor for 4 Automated Teller Machines (ATM’s) as well as the exclusive right to use the trade name “Netcash” in consideration of 2,000,000 pre forward 24:1 split restricted common shares of the capital of the Company. In connection with the acquisition, on October 29, 2002, the Company incorporated a BC, Canada wholly owned subsidiary, 657333 BC Ltd. (BC Ltd.) which then operated all of the company’s assets relating to the ATM industry. The Company had agreed to provide a loan of up to $15,000 to its wholly owned subsidiary. The loan had no fixed terms of repayment and failure to provide this loan would not have negated the terms of the asset purchase agreement.

Through our wholly owned subsidiary, 657333 BC Ltd., which had no salaried employees, we were considered a start-up corporation involved in the service and management of ATMs in retail and high traffic areas sectors. We attempted to secure retail location(s) operators who were willing to place an ATM at their premises to add additional purchasing convenience for their clients and to secure additional revenues for themselves either from renting the space to us or from receiving a portion of fees generated by each ATM cash dispensing transaction. On each cash dispensing transaction executed at our managed ATMs, we received an average of $0.64 from a surcharge fee levied by us to the user and an average of $0.41 from the interchange fee levied to the user by his bank. Each of our managed ATMs, in order to be profitable, needed to process in excess of 400 cash dispensing transactions per month.

Our plan of business, commencing April 2003, was to secure 2 additional ATM service and management contracts per month, with retail location(s) operators in the Vancouver area, during the initial fiscal year ending December 31, 2003. Funds necessary to implement our Business Plan for the initial fiscal year were to be generated from revenues derived from transactions fees or from our cash resources at the time.

We were not able to generate sufficient revenues from our wholly owned subsidiary’s cash transaction operations to implement our initial Business Plan.

In view of the losses from operations and our inability to implement our Business Plan, we executed an agreement dated October 21, 2003 and closed on October 28, 2003, whereby we agreed to sell a 100% interest in our wholly owned subsidiary, 657333 B.C. Ltd., to an arms-length third party, for cash consideration of US$25,000.

CHANGE OF BUSINESS.

Pursuant to two agreements dated October 29, 2003 with 1048136 Alberta Ltd., we have acquired the right to participate and earn an interest in two oil and gas exploration and development projects located in the province of Alberta known respectively as the Evi prospect and the Verdigris prospect. 1048136 Alberta Ltd. is a private Alberta company owned by a non-affiliated party. Pursuant to the two agreements with 1048136 Alberta Ltd., we must advance, commencing February 1, 2004, a total of $2,000,000 and $1,500,000 respectively on the Evi and Verdigris prospects in connection with the drilling, testing, completion, capping and/or abandonment of up to three wells on each of the properties.

Subject to completion of our funding obligations, we will earn a 66.67% working interest in both the Evi and Verdigris prospects.

PROSPECT DESCRIPTION: EVI.

The Evi play targets the Middle to Upper Devonian Granite Wash Formation. The prospect lands, NE/4 Section 10 and S/2 Section 11-87-11 W5M, are located directly adjacent to the Evi Keg River B and Granite Wash P pool and are surrounded by a number of other Granite Wash producing oil wells. One producing oil well at 13-2 has encountered the edge of the Company’s prospective pool. This field is located approximately 180 miles northeast of Grande Prairie, Alberta.

The Granite Wash (Lexicon, 1997) in the type well is subdivided into three members, in ascending order as follows: Granite Wash A, Granite Wash B and Granite Wash Shale Members. Granite Wash A Member, 1480.3 to 1486.8 m: Arkosic sandstones and conglomerates of coalescing alluvial fans. Sands are poorly sorted, grain size grading from fine to very coarse, with granules common and occasional small cobbles. Sediments are oxidized, lack organic matter and contain only rare fossils. Among common sedimentary structures are medium to large scale cross-bedding and planar stratification. Thickness of the unit may exceed 30 meters. Sands are massive, and their geometry varies from lenticular to wedge-shaped. The sands are mainly composed of quartz and feldspar with mafic minerals, e.g., biotite and muscovite.

Granite Wash B Member, 1476.3 to 1480.3 m: Very similar to Granite Wash A, with the exception that sands are cleaner, well sorted and are composed of orthoquartzites.

Granite Wash Shale Member, 1472.3 to 1476.3 m: A shale unit of playa-lake origin. The lower unit is composed of mottled red-brown shales that are slightly anhydritic. The upper unit is clean grey-green shale, non-fissile, sometimes containing fresh water limestone stringers.

The Granite Wash is zero to 182 m in thickness and is distributed for a great distance to the north and east of the Peace River Arch and a lesser distance south of the arch. In the Red Earth area the Granite Wash reaches over 76 m.

The Granite Wash is the basal sand of Middle to Upper Devonian Sea transgressive on the Peace River Arch, and flanks the arch at various stratigraphic levels. It is overlain disconformably by Middle to Upper Devonian beds in an onlap relationship progressively toward the arch. The Precambrian is overlain nonconformably by Granite Wash B.

The Evi prospect targets a Granite Wash accumulation that is draped over Precambrian highs. It is thus not the typical diachronous Granite Wash A Member, but the later B Member that transgressed over the highs. The adjacent pool is analogous to the Evi prospect.

The main risk in the play is that the Granite Wash B member may have been eroded off the Precambrian high. It is common for Precambrian highs to be bald of sand, although this was not the case in the adjacent producing pool.

The estimated cost of drilling a well on the Evi property is $430,000 and an additional $260,000 if the well requires completion.

On December 1, 2003 we received the first Authority for Expenditure (AFE) with respect to the Evi prospect in the amount of$584,423. On January 28, 2004, we advanced $464,264 in connection with the Evi AFE.

PROSPECT DESCRIPTION: VERDIGRIS LAKE.

The Verdigris Lake prospect targets two potential zones, the Bow Island formation and the Sunburst Sandstone member of the Lower Cretaceous Mannville Group, both of which are gas plays. The prospect lands, section 20-3-15 W4M, are located in southeastern Alberta, 15 miles north of Coutts.

Bow Island

The Bow Island is relatively well washed and variably shaly, fine to coarse grained sandstone, with interbedded siltstone and mudstone and with generally subordinate conglomerate and pebbly sandstone. The well washed sandstones characteristically exhibit tabular cross laminae, but ripple-drift and trough types and horizontal laminae also occur. The shaly sandstones include bioturbated deposits several metres thick, with variable proportions of mudstone as discontinuous partings and sequences, made up of thin, graded sandstones and siltstones, regularly alternating in vertical succession with thin mudstones and shales. Varicolored chert and reworked-relict, nodular phosphorite are noteworthy coarse components of the conglomerates. Coalified plant fragments are locally abundant. The mudstones and shales are dark grey and noncalcareous. Bentonites and concretionary layers of siderite are also present.

The principal lithologies occur as up to three composite sandstone bodies, termed First, Second and Third Bow Island Sands in order of increasing age, separated in vertical succession by sequences composed mainly of mudstones and shales. Each of these sandstone bodies and the lithologically similar Cessford Sand at the base of the Colorado Group is largely made up of coarsening upward sandy sequences, occurring in either solitary or multi-storey arrangements and characterized by upward decrease in the proportion of intercalated shale. Locally, individual Bow Island sandstones are further subdivided into discrete "islands" alphabetically designated A through D in order of increasing age. The sandstone bodies undergo progressive northward and eastward decrease in thickness and concomitant grain-size diminution. Near the U.S. boundary, where it crosses the Sweetgrass Arch, the unit incorporates bentonitic clays and clayey sandstones.

The unit occurs in southeastern Alberta and southwestern Saskatchewan; Bow Island terminology is also widely applied in north-central Montana. The stratigraphic interval between the base of the Fish Scale Sandstone and the top of the Mannville Group is some 175 m thick in the Bow Island area, where the aggregate sandstone thickness is 24.4 m. A maximum aggregate sandstone thickness of some 42.7 m is attained in the Lethbridge area. Farther north and east the unit is replaced by the Viking Formation. Individual sandstone bodies are up to 15 m thick.

A cross section indicates the presence of a Bow Island sand going up-dip onto our land. There is gas over water indicated on the section so it is believed that it will also be present on our land. The main risk of this prospect is the presence of the Bow Island sand, its reservoir quality and whether or not a well would produce without excessive water.

Sunburst

The term Sunburst Sandstone was originally referred to the quartzose basal Kootenai sandstone which overlies the Madison limestone (Mississippian) at the Kevin-Sunburst Dome, northern Montana. In Alberta the term Sunburst has most often been used for quartzose fluvial sandstones in the interval below the Ostracod limestone and above Detrital (Deville) or Mississippian beds.

Sunburst ribbon (channel) sandstones consist of light grey to light brown, fine to coarse grained, well to poorly sorted sub-litharenites and occasionally quartzarenites. Sunburst sheet sandstones are light grey to light brown, well sorted, fine to very fine grained quartzarenite and sub-litharenite, in which chert is the main lithic grain constituent. Kaolinite and authigenic quartz cementation and, in places, calcite cernents reduce the porosity.

The thickness of the Sunburst Member varies between zero and 30 m and displays features interpreted as deeply scoured fluvial paleo-channels. It is thin or absent over paleotopographic highs on the pre-Cretaceous surface. The lower contact is unconformable upon Mississippian, Jurassic or older Cretaceous strata. The upper contact is disconformable with the Ostracod Beds.

The fining upward Sunburst channel sandstones range between 300 m and 1 km in width and are up to 30 m thick. They are widely distributed in central and southern Alberta, and trend northwest following earlier valleys. The thickness of the Sunburst sheet sandstone ranges from 2 to 10 m.

The Sunburst Member in south-central Alberta is equivalent to the fluvial (base) to marine (top) quartzose sandstone of the Ellerslie Formation or Ellerslie Member. The Sunburst is equivalent to the upper part of the Gladstone in the foothills of southern Alberta.

Our prospect is for a Sunburst channel which has been identified on seismic data. A cross section through the area has wells that appear to be on the edge of the channel. The main risks are; the presence of the channel sands, their reservoir quality and gas charge

The estimated cost of drilling a well on our Verdigris Prospect areas is $175,000 and an additional $112,500 if the well requires completion.

Effective December 5, 2003, we executed a Prospect Agreement with Archer Exploration Inc. of California, known as the North Franklin Prospect, that provides for the development of one oil and gas well located in the State of California. We will earn a 100% working interest (76% net revenue interest) in the prospect in consideration of payment of US$ 85,000 at signing of the Agreement and in consideration of providing the additional funds necessary for the development of the well, which we estimate to be approximately US$1,025,000. We have advanced $85,000USD being the obligation at signing of the agreement in connection with the North Franklin Prospect acquisition.

Effective December 5, 2003, We executed a second Exploration Program Agreement with Archer Exploration Inc. known as the Winter Pinchout South Sacramento Valley Prospect (“WP”) which provides for the development of three initial oil and gas wells located in the State of California. We will earn a 100% working interest (76% net revenue interest) in the prospect in consideration of payment of $100,000USD upon signing of the agreement and in consideration of providing the additional funds required for the development of the three wells, which we estimate to be approximately USD $3,929,000. The Company has advanced $100,000USD, being the obligation at signing of the agreement and an additional $220,000 for the acquisition of 3D seismic data.

North Franklin Prospect.

The North Franklin prospect is situated along and is part of the “Eastside Winters Stratigraphic Trend” which, based on historical data, has produced in excess of 450 Bcf gas to date. The prospect is located in Sacramento County between the cities of Stockton and Sacramento.

The prospect potential is based on a 450 acre land position that has an average “pay” sandstone gas reservoir thickness of 75 feet and, based on regional historical well data, a recovery factor of 1,200 Mcf/acre. The stratigraphic traps are deep-water basin sand-shale formations that upslope within a proximal submarine canyon facies. After deposition of the sand, the canyon filled with thick impermeable shales measuring over 600 feet thick, forming both lateral and overlying seals to trap hydrocarbons.

The Company anticipates that a total of 6 test wells can be drilled to test for the presence of hydrocarbons. Drilling of the first test well will commence in the second quarter of 2004.

WP Prospect.

The WP prospect is a natural gas play that has been conceptualized by Archer Explorations, Inc. WP covers a land position currently being acquired through the leasing of natural gas rights from private landowners of up to 21,000 acres. The WP prospect is based on both proprietary 2D and 3D seismic survey data that we have acquired from a third party seismic company. In total, 40.5 square miles of 3D data is now being reviewed by contract geophysists whereby direction is being given to contract land men who are negotiating and closing lands within the Area of Mutual Interest (“AMI”).

The play consists of stratigraphic gas traps in similar sandstone formations as the aforementioned North Franklin Prospect that are prolific producers in the area which show on the 3D seismic as “bright spots” that may indicate the presence of subsurface gas pools. Subject to engineering recommendations, each identified “bright spots” will be test drilled for the presence of hydrocarbons.

The prospect is situated along and is part of the “Eastside Winters Stratigraphic Trend” which has historical production in excess of 450 Bcf gas to date. The prospect AMI is located in Sacramento County between the cities of Stockton and Sacramento.

A 3 well program is planned for the quarter ending September 30th, 2004.

Terms of both the above agreements provide that we will retain an interest in either the Franklin Prospect and Winter Pinchout Prospect based on funds being advanced for the completion of initial test wells in the prospects.

Industry Overview,

Alberta

According to Alberta Energy & Utilities Board Report “Alberta’s Reserves 2002 & Supply/Outlook 2003-2012”: The Western Canadian province of Alberta holds tremendous potential for oil and gas production and is ranked as the ninth largest oil producer and third largest natural gas producer in the world. Additionally, Alberta’s oil sands contain the largest crude bitumen resource in the world, consisting of approximately 315 billion barrels of potentially recoverable crude. Alberta’s 2002 production from all sources was 1.54 million barrels/day and is forecast to reach 2.7 million barrels/day by 2012. Additionally, Alberta’s remaining established reserves of natural gas at the end of 2003 stood at 42 Tcf. To-date, much of Alberta’s gas development has centered on shallow gas within southeastern Alberta, where over half of the province’s gas-producing wells are located but only sixteen percent of natural gas is currently produced.

California

California is the 4th largest oil producing state in the United States, behind Louisiana, Texas, and Alaska. California has an estimated reserve of 3.4 billion barrels of recoverable crude oil. As the world’s eighth-largest economy, California ranks second nationwide in total energy consumption yet produces a mere 16 percent of the natural gas it requires to satisfy demands. California government agencies are actively searching for incentives and solutions to increase natural gas production and infrastructure within the state to help increase supply to meet this growing demand and the State will readily buy up any supplies produced. California possesses an excellent infrastructure of natural gas pipelines to transmit production throughout the State, which translates into easier, timely and less-costly market delivery. This information was gathered from the Summary of the California Energy Commission’s 2003 Integrated Energy Policy report.

Employees

As of the date of this Report, we do not have any employees other than our directors and officers.

We have executed a Consulting Agreement with our Chief Executive Officer, Robert McIntosh whereby he will provide us with general management consulting services for a monthly retainer of $7,000.

We have further executed a consulting agreement with David Naylor, our Director and Chief Executive Officer, whereby he will provide us with general financial and administrative consulting services for a monthly retainer of $5,500. Both agreements can be cancelled by either party with a month’s notice of termination.

Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

Unsuccessful Operating History

We have a limited operating history upon which an evaluation of our future prospects can be made. Our business history has been limited to the management and monitoring of cash dispensing Automated Tellers Machines (ATM). That business plan was unsuccessful and we have disposed of our wholly owned subsidiary which owned and operated our ATM interests. We will not resume operations of ATM related businesses. Consequently we have executed a change of business by entering into the industry of evaluation, acquisition, exploration, and development of Oil and Gas prospects. We will be reviewing additional business acquisition opportunities in this field if and when they become available. We do not have any operating history in the Oil and Gas acquisition, exploration and development industry and can not give assurances that we will be successful in securing revenues from results of any future Oil and Gas exploration and development activities. Even though we have partially completed subscriptions to an Equity Financing and secured loans from a director of the Company, there is no guarantee that we will be able to raise the additional financing necessary to develop our business plan or acquire new business assets.

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of December 31, 2003, we had cash on hand in the amount of $502,428 and subsequently on January 23, 2004 have received an additional $500,000 as an advance on an agreement for subscription to common shares of our capital stock. These funds are not sufficient to meet our obligation in connection to the Oil and Gas exploration and development interests that we purchased. In order to meet these obligations or acquire any additional business interest, we will have to raise funds necessary to meet our present Business obligations or to finance new operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

We have arrangements for limited financing and we can provide no assurance that we will be able to obtain the additional required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

  Market conditions;
  Investor acceptance of potential business assets; and
  Investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to meet our present obligations in connection with the oil and gas interests that we acquired or business interests that we may acquire, implementation of our business plan may fail or be delayed.

If We Are Unable To Generate Significant Revenues From Our Operations, Our Business Will Fail.

If we are unable to generate significant revenues from any operations resulting from our Oil and Gas exploration and development activities or any business interest we acquire, we will not be able to achieve profitability or continue operations.

Because the Trading Market for Our Shares is Speculative and Volatile, Shareholders May Not Be Able to Sell Their Shares.

Our shares of common stock are quoted for trading on the OTC Bulletin Board and have been trading through the facilities of that quotation system. Due to the volatile and speculative nature of our trading market, we cannot assure you that you will be able to sell your shares for a reasonable price.

Our Securities May Be Subject to Penny Stock Regulation.

If the trading market for our securities remains volatile and the price of our common shares remains below $5.00 per share, then we will be subject to "penny stock" regulation. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

Forward-Looking Statements

This Annual Report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section and elsewhere in this Report.

ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices are located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California, 90064. Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In accordance with our bylaws, shareholders representing a majority of the shares entitled to vote approved in writing all business required to be transacted at an Annual General Meeting and/or Extraordinary Shareholders Meetings as follows:

1.
On September 27, 2003 Jamie Cirotto and Carmelo Mamertino were re-elected as directors of the Company for the ensuing year. Shareholders also passed resolutions approving our financial statements, the reappointment of Dale Matheson Carr-Hilton Labonte(formerly LaBonte & Co.), Chartered Accountants as our Auditors and all acts of our directors and officers since the date of our last Annual General Meeting. Both Jamie Cirotto and Carmelo Mamertino resigned from their positions of directors in December 2003.

2.
On October 23, 2003 the shareholders passed a resolution approving the disposition, to a third party, of 100% interest in all of the issued and outstanding shares in the Capital Stock of our Wholly Owned Subsidiary, 657333 BC Ltd., inclusive of all the tangible and intangible assets and all the liabilities of the subsidiary for a consideration of US$25,000.

3.
On October 31, 2003 shareholders passed resolutions approving a forward split of our issued and outstanding share capital such that every one share of common stock prior to the split be exchanged for twelve post split shares of common stock and to decrease our authorized capital from 840,000,000 (post split) to 300,000,000 shares of common stock with par value of one tenth of one cent per share.

4.	On November 10, 2003 shareholders passed a resolution approving a corporate name change to Silver Star Energy Inc.
5.
On December 16, 2003 shareholders passed a resolution approving a forward split of our issued and outstanding share capital such that every one share of common stock prior to the split be exchanged for two post split shares of common stock and to fix the Company’s authorized capital to 300,000,000 shares of common stock with par value of one tenth of one cent per share. (This share split of our common stock became effective on January 5, 2004)

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock have been quoted for trading on the National Association of Securities Dealers’ OTC Bulletin Board since June 12, 2003. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The following table sets forth the high and low closing prices and average daily volume, for the periods, of our common shares traded on the OTC Bulletin Board since June 12, 2003, (first day of Trading) to December 31, 2003.

Period	High	Low

June 12, 2003 to June 30, 2003*	0	0
July 1, 2003 to September 30, 2003*	0	0
October 1, 2003, to December 31, 2003**	$1.74	$0.045
*There were no trading activities of shares in our common stock during this period.
** Adjusted for 24:1 forward split.

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 34 shareholders of record as of December 31, 2003.

Securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We intend to seek financing necessary to fund our present obligations in connection with the Oil and Gas interest acquisitions both in Alberta and California and to fund our investigation, negotiation, acquisition of other business acquisition opportunities and any potential future operations. Currently, we have limited anticipated sources of financing and no specific additional business projects that are being reviewed.

We anticipate incurring approximately $65,000 for administrative expenses over the next 12 month period including accounting and audit costs ($20,000) legal fees ($15,000), rent and office costs ($12,000) and general administrative costs ($18,000). We also anticipate incurring approximately $225,000 in management, administrative and industry related consulting fees. Additionally, subject to successful drilling programs on our acquired Oil and Gas prospects and subject to the completion of all drilled wells on our prospects, potentially our total commitments for the development and completion of all wells would be as follows:

1.		Alberta Prospects
	A.	Evi	$2,000,000
	B.	Verdigris	$1,500,000

2.		California Prospects
	a.	North Franklin	$1,025,000
	b.	Winter PinchOut	$4,029,000

We do not currently have cash on hand to cover these anticipated costs and accordingly, we will require additional funding.

To date we have received $1,000,000 from a Private Placement and $445,000 from one of our directors as a non-interest bearing loan.

Additional funding will be required in the form of equity financing from the sale of our common stock or from directors or shareholders loans to fund operations. However, we cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our common stock or arrange director or shareholders loans in order to continue operations.

Results of Operations

For the fiscal year ended December 31, 2003, we earned net revenues of $16,611 from business operations relating to our management and monitoring of cash dispensing ATMs. This amount was offset by general and administrative expenses of $115,575 consisting of accounting and legal costs of $25,692, office and general costs of $13,126, consulting and management fees of $76,757. Accordingly, we incurred a net loss of $82,221 for the fiscal year.

At December 31, 2003, we had total assets of $947,428 of which $502,428 was cash on hand, $40,000 in prepaid expenses and $405,000 in oil and gas properties investment. We also had total liabilities of $490,113 of which $45,113 in accounts payable and accrued liabilities and $445,000 loan payable to one of our directors.

ITEM 7: FINANCIAL STATEMENTS

SILVER STAR ENERGY, INC.
(formerly Movito Holdings Ltd.)
(an exploration stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

AUDITORS’ REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALE MATHESON
CARR-HILTON LABONTE	#610 - 938 Howe Street
C H A R T E R E D A C C O U N T A N T S	Vancouver, BC Canada
V6Z 1N9
	Telephone	(604) 682-2778
	Facsimile	(604) 689-2778
	Email	info@labonteco.com

AUDITORS’ REPORT

To the Stockholders and Board of Directors of Silver Star Energy Inc. (formerly Movito Holdings Ltd.)

We have audited the consolidated balance sheets of Silver Star Energy Inc. (formerly Movito Holdings Ltd.) (an exploration stage company) as at December 31, 2003 and 2002 and the consolidated statements of operations, stockholders’ equity and cash flows for the the year ended December 31, 2003 and for the period from October 11, 2002 (inception) to December 31, 2002 and for the period from October 11, 2002 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows and the changes in stockholders’ equity for the year ended December 31, 2003 and for the period from October 11, 2002 (inception) to December 31, 2002 and for the period October 11, 2002 (inception) to December 31, 2003.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations and requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS
Vancouver, B.C.
January 28, 2004

SILVER STAR ENERGY, INC.
(formerly Movito Holdings Ltd.)
(an exploration stage company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS
Cash	$502,428	$39,983
Prepaid expenses and other	40,000	1,590
Total current assets	542,428	41,573

OIL AND GAS PROPERTIES (Note 3)	405,000	-

TOTAL ASSETS	$947,428	$41,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$45,113	$3,568
Due to related party (Note 6)	445,000	-
Total current liabilities	490,113	3,568

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS’ EQUITY
Common stock (Note 5)
Authorized
300,000,000 common shares, each with par value of $0.001
5,000,000 preferred shares, no par value
Issued and outstanding
106,578,624 (53,289,312 pre-forward 2:1 split common shares
(2002 –	6,441	6,441
6,440,776 pre-forward 24:1 split) common shares
Additional paid in capital	50,137	45,137
Treasury stock	(3,500)	-
Deficit accumulated during the exploration stage	(95,763)	(13,542)
Share subscriptions received	500,000	-
Accumulated other comprehensive loss	-	(31)

Total stockholders’ equity	457,315	38,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$947,428	$41,573

Subsequent events (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR ENERGY, INC. (formerly Movito Holdings Ltd.) (an exploration stage company) CONSOLIDATED STATEMENTS OF OPERATIONS
		October 11, 2002	October 11, 2002
	Year ended	(inception) to	(inception) to
	December 31, 2003	December 31, 2002	December 31, 2003

REVENUES
ATM transaction fees	$19,650	$1,791	$21,441

DIRECT COSTS	3,039	255	3,294

NET REVENUES	16,611	1,536	18,147

GENERAL AND ADMINISTATIVE
EXPENSES

Consulting and management fees	76,757	9,130	85,887
Office and general	13,126	157	13,283
Professional fees	25,692	3,791	29,483

Total expenses	115,575	13,078	128,653

LOSS FROM OPERATIONS	(98,964)	(11,542)	(110,506)

GAIN ON SALE OF NETCASH	16,743	-	16,743

NET LOSS FOR THE PERIOD	$(82,221)	$(11,542)	$(93,763)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	152,737,528	133,871,670

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR ENERGY, INC.
(formerly Movito Holdings Ltd.)
(an exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM OCTOBER 11, 2002 (INCEPTION) TO DECEMBER 31, 2003

					Deficit
					Accumulated		Accumulated
			Additional		during	Share	Other
	Common stock		Paid in	Treasury	Exploration	Subscriptions	Comprehensive
	Shares	Amount	Capital	Stock	Stage	Received	Loss	Total
Issued for cash
– October 3, 2002	4,000,000	$4,000	$-	$-	$-	$-	$-	$4,000
Issued for Netcash
Purchase Agreement
– October 22, 2002	2,000,000	2,000	-	-	(2,000)	-	-	-
Issued for cash at $ share
– December 31, 2002	440,776	441	43,637	-	-	-	-	44,078
Non-compensatory				-
management fees			1,500					1,500
Currency translation				-	-	-
adjustment	-	-	-	-	-	-	(31)	(31)
Net loss for the
period September 25,
2002 (inception) to
December 31, 2002	-	-	-	-	(11,542)	-	-	(11,542)
Balance, December
31, 2002	6,440,776	6,441	45,137	-	(13,542)	-	(31)	38,005
12:1 forward split,
November 20, 2003	70,848,536	-	-	-	-	-	-	-
	77,289,312	6,441	45,137	-	(13,542)	-	(31)	38,005
Return of shares to
Treasury	(24,000,000)	-	-	(3,500)				(3,500)
Share subscriptions
received	-	-	-		-	500,000	-	500,000
Non-compensatory
management fees	-	-	5,000					5,000
Currency translation
adjustment	-	-	-			-	31	31
Net loss for the year
ended December 31,
2003	-	-	-		(82,221)	-		(82,221)
	53,289,312	$6,441	$50,137	$(3,500)	$(95,763)	$500,000	$-	$457,315

Note: On January 5, 2004 the Company effected a further 2 for 1 forward split increasing the 53,289,312 issued at December 31, 2003 to 106,578,624.
Except for the consolidated statement of stockholders’ equity, all other references in these consolidated financial statements reflect the November 20, 2003 and January 5, 2004 forward stock splits.

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR ENERGY, INC. (formerly Movito Holdings Ltd.) (an exploration stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS
		October 11,	October 11,
		2002	2002
	Year ended	(inception) to	(inception) to
	December	December 31,	December 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period:	$(82,221)	$(11,542)	$(93,763)

Items not involving an outlay of cash:
Depreciation	212	-	212
Non-cash management fees	5,000	1,500	6,500
Gain on sale of Netcash (Note 4)	(16,743)	-	(16,743)

Net changes in non-cash working capital items:
Prepaid expenses and other	(38,410)	(1,590)	(40,000)
Accounts payable	37,975	3,568	41,543

NET CASH FLOWS USED IN OPERATING	(94,187)	(8,064)	(102,251)
ACTIVITIES

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of fixed assets	(5,816)	-	(5,816)
Acquisition of oil and gas property interests	(405,000)	-	(405,000)
Proceeds on sale of Netcash (net of cash)	22,417	-	22,417

NET CASH FLOWS USED IN INVESTING	(388,399)	-	(388,399)
ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Share subscriptions received	500,000	-	500,000
Loan payable	445,000	-	445,000
Proceeds on sale of common stock	-	48,078	48,078

NET CASH FLOWS FROM FINANCING ACTIVITIES	945,000	48,078	993,078

EFFECT OF EXCHANGE RATE CHANGES	31	(31)	-

INCREASE IN CASH	462,445	39,983	502,428

CASH, BEGINNING OF PERIOD	39,983	-	-

CASH, END OF PERIOD	$502,428	$39,983	$502,428
Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR ENERGY, INC. (formerly Movito Holdings Ltd.) (an exploration stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Silver Star Energy, Inc. (the “Company”) was incorporated on September 25, 2002 in the State of Nevada and commenced operations on October 3, 2002. During the year ended December 31, 2003, the Company changed its name from Movito Holdings Ltd. to Silver Star Energy Inc. The Company’s initial business was that of managing ATM machines through its wholly owned subsidiary 657333 B.C. Ltd., doing business as Netcash (“Netcash”). On October 28, 2003 the Company closed an agreement whereby it sold 100% of the shares in the Common Stock of Netcash inclusive of all its tangible and intangible assets and liabilities associated with the Company’s Automated Teller Machines management operations for consideration of $25,000. Refer to Note 4.

During 2003 the Company executed four agreements to earn an interest in four separate oil and gas properties, two in Alberta, Canada and two in the State of California, U.S.A. Refer to Note 3.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is an exploration stage company and its general business strategy is to acquire oil and gas properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of oil and gas property acquisition, exploration and development costs is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain necessary financing to complete the development of those reserves, and upon future profitable production. To date, the Company has not generated significant revenues from operations and will require additional funds to meet its obligations and the costs of its operations. As a result, significant losses are anticipated prior to the generation of any revenues. The Company is planning additional ongoing equity financing by way of private placements to fund its obligations and operations. (Refer to Notes 5 and 10).

The Company's future capital requirements will depend on many factors, including costs of exploration of the properties, cash flow from operations, costs to complete well production, if warranted, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business. Further, the Company does not have sufficient funds on hand to complete the exploration of the properties. Refer to Note 3.

The Company will depend almost exclusively on outside capital to complete the exploration and development of the oil and gas properties. Such outside capital will include the sale of additional stock and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these continuing exploration and development costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, 657333 B.C. Ltd., doing business as Netcash, from its incorporation on October 29, 2002 to its sale on October 28, 2003. All significant intercompany balances and transactions were eliminated on consolidation.

Fixed assets

Fixed assets are recorded at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

Computer and ATM equipment	30% declining balance
Furniture and fixtures	20% declining balance
Office equipment	20% declining balance

One-half year depreciation is taken in the year of acquisition on certain fixed assets.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company operates in two cost centres, being Canada and the U.S.A. To date the Company has not established any proven recoverable reserves on its properties.

Depletion and depreciation of the capitalized costs are computed using the unit-of-production method based on the estimated proven reserves of oil and gas determined by independent consultants.

Estimated future removal and site restoration costs are provided over the life of proven reserves on a unit-of-production basis. Costs, which include the cost of production equipment removal and environmental cleanup, are estimated each period by management based on current regulations, costs, technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Oil and Gas Properties (cont’d)

The Company applies a ceiling test to capitalized costs to ensure that such costs do not exceed estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

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

Revenue recognition

The Company derived its revenue from processing fees on Automated Teller Machine (ATM) transactions. Revenues earned are for electronic processing, supervision and reporting of transactions, installation, operation, maintenance and management of ATMs. Revenues received were a percentage of total transaction fees charged by the third party cash processor. Accordingly, the Company recognized its revenues as the related processing services are provided. As of October 28, 2003, the Company is no longer generating any revenue from this source.

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

Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Net loss per share figures for the period ended December 31, 2002 have been restated and for the year ended December 31, 2003 have been calculated to reflect the stocks split in 2003 and 2004 (Note 5).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2002.

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As at December 31, 2003, any potential costs relating to the retirement of the Company’s property interests are not yet determinable.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (SFAS 144), which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No.30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB Opinion No. 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope; of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. The adoption of this standard has not had any impact on the Company’s financial position or results of operations and as of December 31, 2003 the Company has not recorded any impairments of long-lived assets.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 does not have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 does not have a material effect on the Company's financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 does not affect the Company's financial position or results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

In May, 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 does not affect the Company's financial position or results of operations.

NOTE 3 – OIL AND GAS PROPERTIES

The Company entered into agreements to acquire interests in various unproved oil and gas properties as follows:

Alberta Prospects, Canada

On October 29, 2003, the Company entered into farmin agreements to earn a 66.7% interest in two unproved oil and gas prospects located in the Province of Alberta, Canada. To earn its 66.7% interests, the Company must fund drilling programs totalling $3,500,000 as follows:

Date Due	Amount

February 1, 2004	$1,000,000
March 1, 2004	1,000,000
April 1, 2004	1,000,000
May 1, 2004	500,000

$3,500,000

The Company received an Authority for Expenditure (“AFE”) with respect to one of the Alberta properties on December 1, 2003, in the amount of $463,264 which was paid on January 28, 2004.

In the event that the Company does not provide the funds as required, the Company will retain no interest in the prospects. (Refer to Note 10.)

California Prospects, U.S.A.

On December 5, 2003, the Company entered into two option agreements with Archer Exploration, Inc. (“Archer”) to acquire Archer’s interest in certain unproved oil and gas prospects located in the State of California, U.S.A. To earn an assignment of 100% of Archer’s interests in these agreements, being a 100% working interest (76% net revenue interest), the Company:

NOTE 3 – OIL AND GAS PROPERTIES (cont’d)

Prospect #1:
(a)

made a cash payment of $85,000 and is required to pay $15,000 at spud of the initial test well and $25,000 at completion of the initial test well. In addition, the Company is responsible for all expenses for lease extensions and rental of existing leases (including a 20% fee), acquisition of any additional leases (including a 20% fee) and costs in connection with drilling and completion of the initial test well. During the year ended December 31, 2003 the Company incurred a total of $85,000 in acquisition costs which have been capitalized.

Pursuant to the agreement, Archer retains a 2.5% overriding royalty, a 5% working interest through the completion of the initial test well and the right to participate in a 5% working interest.

Prospect #2:
(b)

made a cash payment of $100,000 and is required to pay $15,000 at spud of the initial test well of the first three prospects drilled and $25,000 at completion of the initial test well of each prospect drilled. In addition, the Company is responsible for all expenses for acquisition of leases acquired (including a 20% fee), acquisition and analysis of seismic data, drilling and completion of the initial test well on the first prospect drilled and a monthly management fee in the amount of $10,000 commencing January 2004. During the year ended December 31, 2003 the Company incurred a total of $320,000 in acquisition and exploration costs which have been capitalized. (Refer to Note 10.)

Pursuant to the agreement, Archer retains a 2.5% overriding royalty, a 5% working interest through the completion of the initial test well and the right to participate in a 10% working interest.

As at December 31, 2003 the Company has capitalized oil and gas acquisition costs as follows:

	2003	2002

U.S.A.	$405,000	$-

NOTE 4 – NETCASH PURCHASE AGREEMENT

By agreement dated October 22, 2002 between the Company’s subsidiary Netcash and Netcash Services Inc. (“NSI”), Netcash acquired a 100% interest in four Service and Management Contracts with retail locations’ operations and one Processing Contract with a cash transaction processor for four automated teller machines (ATM’s) as well as the exclusive right to use the trade name “Netcash” in exchange for (a) 48,000,000 (2,000,000 restricted pre-forward 24:1 split) common shares of the Company valued at $2,000; and (b) the commitment to provide a loan with no fixed terms of repayment of up to $15,000.

Effective October 28, 2003 the Company sold 100% of the shares in the Common Stock of Netcash, inclusive of all its tangible and intangible assets and liabilities associated with the Company’s Automated Teller Machines management operations, with a net book value of $8,257, to an arms length third party for $25,000, resulting in a gain on sale of Netcash of $16,743.

NOTE 5 - COMMON STOCK

Upon incorporation, the Company’s capitalization was 70,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares at no par value. As of December 31, 2003, the Company’s capitalization was increased from 70,000,000 to 300,000,000 common shares.

On November 20, 2003, the Company restructured its share capital whereby the total common shares presently issued and outstanding was forward split on a 1 (old) to 12 (new) basis, thereby increasing the number of shares issued and outstanding to 77,289,312 shares.

Effective January 5, 2004 the Company restructured its share capital whereby the total common shares presently issued and outstanding was forward split on a 1 (old) to 2 (new) basis, thereby increasing the number of shares issued and outstanding to 154,578,624 shares.

During the period ended December 31, 2002 the Company received proceeds of $44,078 on issuance of 10,578,624 (440,776 pre-forward 24:1 split) restricted common shares and $4,000 on issuance of 96,000,000 (4,000,000 pre-forward 24:1 split) restricted common shares.

On December 5, 2003, the Company received $500,000 in subscription proceeds from a director and officer for the purchase of 444,444 (222,222 pre-forward 2:1 split) common shares of the company’s stock pursuant to a Regulation S Private Placement Financing which was announced on November 25, 2003 and whereby the Company plans to issue up to 3,555,556 (1,777,778 pre-forward 2:1) common shares of its capital stock at $1.13 per share. (Refer to Note 10.)

Except for in the Consolidated Statement of Stockholders’ Equity, unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the forward stock splits have been restated to reflect the 12:1 and the 2:1 common stock splits on a retroactive basis.

To December 31, 2003, the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

Treasury Stock

On December 18, 2003, upon the resignation of an officer of the Company, 48,000,000 (2,000,000 pre-forward 24:1 split) common shares were returned to Treasury, for consideration of $3,500. The shares were cancelled on January 23, 2004.

NOTE 6 – RELATED PARTY TRANSACTIONS

The $445,000 amount due to a related party is comprised of advances from a director of the Company and is unsecured, non-interest bearing and has no fixed terms of repayment.

During the fiscal year ended December 31, 2003 the Company incurred $10,000 in fees to an officer of the Company for the provision of services as required in his capacity as Secretary and Treasurer of the Company as well as for general administrative support services. The Company incurred $5,000 (2002 - $1,500) in non-cash management fees to a Director of the Company which has been credited to additional paid in capital. The Company also incurred $4,000 in office rental fees to the same Officer in 2003. On January 1, 2003, the Company executed a General Administrative Services Agreement with the Officer for a period of six months commencing January 1, 2003. This agreement terminated June 30, 2003. Refer to Note 5.

NOTE 7 – INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

		October 11, 2002
	Year ended December 31,	(inception) to December 21,
	2003	2002

Loss before income taxes (recovery)	$(82,221)	$(11,542)

Current income taxes (recovery)	$(27,955)	$(3,924)
Non-cash management fees	1,700	510
Unrecognized benefits of non-capital losses	26,255	3,414

Total current income taxes (recovery)	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2003	2002

Future income tax assets (liabilities):
Operating losses available for future periods	$29,669	$3,414

	29,669	3,414
Valuation allowance	(29,669)	(3,414)

Net future income tax asset (liability)	$-	$-

The Company has incurred operating losses of approximately $87,000 which, if unutilized, will expire through 2022. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements, as their realization is determined not likely to occur.

NOTE 8 - COMMITMENTS

By agreement dated November 20, 2003 the Company engaged a private company, to provide public relations and communications services for one year, for the fee of $15,000 per month, commencing December 2003.

NOTE 9 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

October 11, 2002
	Year ended	(inception) to
	December 31, 2003	December 21, 2002
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

There were no significant non-cash transactions during the year ended December 31, 2003.

NOTE 9 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d)

During the period ended December 31, 2002, the Company issued 48,000,000 (2,000,000 pre-forward 24:1 split) restricted shares of common stock pursuant to the Netcash Purchase Agreement described in Note 3. These shares were returned to Treasury on December 18, 2003 and subsequently cancelled on January 27, 2004.

NOTE 10 – SUBSEQUENT EVENTS

On January 7, 2004, in connection with the California oil and gas agreements, the Company advanced $313,000 to Archer towards the exploration and development costs of the oil and gas prospects. (Refer to Note 3.)

On January 28, 2004, the Company advanced $463,264 towards the exploration and development costs of one of the oil and gas prospects in Alberta, as set out in the December 1, 2003 AFE. Refer to Note 3.

On January 23, 2004 the Company received subscription proceeds of $500,000 pursuant to a Private Placement Financing announced on November 25, 2003. Refer to Note 5.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of December 31, 2003 are as follows:

Directors:

Name of Director	Age
Robert McIntosh	43
David Naylor	40

Executive Officers:

Name of Officer	Age	Office
Robert McIntosh	43	President, Chief Executive Officer
David Naylor	40	Treasurer and Chief Financial Officer
Mario Aiello	54	Secretary

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Robert McIntosh is a consulting geologist with over 20 years of proven experience in resource exploration and corporate development. He has designed, implemented, executed and managed programs in oil & gas, precious and base metals, and diamonds in the United States, Canada and abroad for both public and private companies. Mr. McIntosh has been acting as president of Mesa Resources Inc., a publicly listed exploration company from 1998 to present, and Tyrrell Geological Services Ltd. a private geological consulting firm since 1997. Mr. McIntosh has been our Chief Executive Officer since November 2003. He has been involved in the evaluation, exploration and development of various oil and gas plays in Canada and the U.S. since 1997.

Mr. David Naylor: is a Certified Management Accountant (CMA) with over fifteen years of experience. In this capacity as a financial management professional, he balances extensive accounting expertise and a highly analytical nature with the ability to improve management practices. From 1989 to 2000, he was devoted in assisting and leading a large media publishing company through a period of change. Subsequently from January 2000 to December 2000, he held the position of Chief Financial Officer and Secretary Treasurer for Emotive Solutions Inc, an enterprise technology sector company through transition into new areas of profitability. From January 2001to November 2003 he was the Business Manager for a Non-Profit Society and a Commodity Tax Auditor for the British Columbia Government.

MARIO C. AIELLO has 17 years experience as an advisor and consultant in the corporate and financial markets. In a consulting capacity, he has developed financial and administrative programs for clients in the high-tech, manufacturing and natural resources markets. He has been responsible for financing many of these companies and for securing trading status for more than 25 of them, both on U.S. and Canadian exchanges. From 1993 through June 2003, he was the President and Director of MCA Equities Ltd., a consulting company providing management and administrative advice and assistance to private and public companies in both Canada and the United States. From 1996 to 2000 he was active in business development in various regions of China. He was responsible for evaluating different business opportunities and was instrumental in negotiating a number of joint ventures for Chinese corporate entities. Mario Aiello has been a director and officer of Infinex Ventures, Inc. since November 2000 and officer of Crown Medical Systems Ltd. since February 2002. Both are US reporting companies traded on the OTC Bulletin Board.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no employees other than the officers and directors described above.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by us b for all services rendered in all capacities to us for the fiscal year ended December 31, 2003.

		Annual Compensation				Long Term Compensation
						Restricted
					Other Annual	Stock	Options/	LTIP	All Other
Name (1)	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation

Robert	President	2003	$0	0	0	0	0	0	14,000
McIntosh		2002	$0	0	0	0	0	0	0

David	CFO/	2003	$0	0	0	0	0	0	8,000
Naylor	Director	2002	$0	0	0	0	0	0	0
Mario	Secretary	2003	$0	0	0	0	0	0	14,000
Aiello		2002	$0	0	0	0	0	0	6,000
Jamie	President	2003	$0	0	0	0	0	0	0
Cirotto		2002	$0	0	0	0	0	0	0
Carmelo	Director	2003	$0	0	0	0	0	0	0
Mamertino		2002	$0	0	0	0	0	0	0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with the exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Robert McIntosh	1	Form 3, 4	0
(President and director)
David Naylor	1	Form 3	0
(C.F.O. and Director)
Mario Aiello	2	Form 3, 4	0
(Secretary)

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at January 26, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

	Name and Address	Amount and Nature	Percent
Title of Class	of Beneficial Owner	of Beneficial Owner	of Class

Common Stock	Robert McIntosh	7,800,000	7.32%
	639 Newport Street
	Coquitlam, British Columbia
	V3J 3H5

Common Stock	Mario Aiello	0	0%
	3648 Mathers Ave

	West Vancouver, British Columbia
	V7VC 2L1

Common Stock	David Naylor	2,000,000	1.87%
	804 – 750 West Pender Street
	Vancouver, British Columbia
	V6C 2T8

Common Stock	Naomi Patricia Johnston	22,300,000	20.92%
	2435 West 7th Ave
	Vancouver, British Columbia
	V6K 1Y6

Common Stock	Sak Narwal	25,700,000	24.11%
	#7 1926 Cedar Crescent
	Vancouver, British Columbia
	V6J 2R6

Common Stock	All executive officers and	9,800,000	9.20%
	directors as a group

The percent of class is based on 106,578,624 shares of common stock issued and outstanding as of January 26, 2004.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, during our most recently completed fiscal year, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing person had any material interest, direct or indirect, in any transaction since our incorporation nor in any presently proposed transaction which, in either case, has or will materially affect us.

1.
We have executed a Consulting Agreement with Robert McIntosh, our president and director, providing for monthly payment to him of $7,000.00.
We have executed a Consulting Agreement with David Naylor, our director and officer, providing monthly payments to him of $5,500.00.

2.
Subsequent to, and as a consequence of the disposition of our wholly owned subsidiary, 657333 BC Ltd, Mr. Jamie Cirotto has agreed to cancel 48,000,000 shares (2,000,000 pre 24:1 forward split) of our common stock beneficially owned by him for a consideration of $3,500.00.These shares were returned to treasury prior to December 31, 2003, and were subsequently cancelled on January 26, 2004.

3.	Mr. Mario Aiello, our secretary, has agreed to transfer 12,000,000 post split shares of our common stock beneficially owned by him as follows:
	a.	8,000,000 shares to Robert McIntosh, our director and Chief Executive Officer.
	b.	2,000,000 to David Naylor, our director and Chief Financial Officer.
	c.	2,000,000 shares and to a non-affiliate of ours.
This transfer was executed on January 15, 2004 as a subsequent event to our year ended December 31, 2003.
4.
In the Month of December, Mr Robert McIntosh provided us with director’s loans totalling $445,000.00. The loans are non-interest bearing and have no fixed terms of repayment. $405,000 of these funds were advanced to Archer Exploration Inc. in connection with our obligations for the acquisition of Oil and Gas interests in California and $40,000 was advanced to New Market

Trends Holdings Inc. as a retainer for future media communication services to be performed in the first 6 months of 2004.

Our current management has other business expertise and knowledge and may, in the future become involved in other business ventures. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

10.1	Robert McIntosh’s Consulting Agreement dated November 15, 2003.

10.2	David Naylor’s Consulting Agreement dated November 15, 2003.

10.3	Robert McIntosh’s Loan Agreement dated December 31, 2003.

10.4	Agreement dated October 21, 2003 between Silver Star Energy Inc. and Adil Dinani disposing of 657333 BC Ltd. (Netcash), filed on November 13, 2003 on Form 8K.

10.5	Agreement dated October 29, 2003 between Silver Star Energy Inc. and 1048136 Alberta Ltd. respecting the acquisition of the Evi oil and gas prospect, filed on November 13, 2003 on Form 8K..

10.6	Agreement dated October 29, 2003 between Silver Star Energy Inc. and 1048136 Alberta Ltd. respecting the acquisition of the Verdigris oil and gas prospect, filed on November 13, 2003 on Form 8K.

10.7	Agreement dated December 5, 2003 between Silver Star Energy Inc. and Archer Exploration Inc. respecting the North Franklin oil and Gas prospect, filed on December 23, 2003 on Form 8K.

10.8	Agreement dated December 5, 2003 between Silver Star Energy Inc. and Archer Exploration Inc. respecting the Winter Pinchout oil and gas project,filed on December 23, 2003 on Form 8K.

Reports on Form 8-K

1.
Pursuant to an agreement (filed with the SEC on Form8K on November 13, 2003) dated October 21, 2003 and closed on October 28, 2003, we agreed to sell a 100% interest in our wholly owned subsidiary, 657333 B.C. Ltd., to Adil Dinani, a party at arm’s length to us, for cash consideration of $25,000. 657333 B.C. Ltd. is a private British Columbia company that owns all of the tangible and intangible assets associated with our automated teller machine business.

We decided to sell our interest in 657333 B.C. Ltd. and its cash transaction processing business due to our failure to generate significant profit from operations. In the six-month period ended June 30, 2003, we realized net revenues from operations of $7,761 from our business.

2.
Pursuant to two agreements (filed with SEC on Form 8K on November 13, 2003) dated October 29, 2003 with 1048136 Alberta Ltd., we have acquired the right to participate and earn an interest in two oil and gas projects located in the province of Alberta known respectively as the Evi prospect and the Verdigris prospect. 1048136 Alberta Ltd. is a private Alberta company owned by Mr. Scott Marshall, a Vancouver, British Columbia resident.

3.
Pursuant to two agreements (filed with SEC on Form 8K on December 23, 2003) dated December 5, 2003 with Archer Exploration, Inc., of Bakersfield, California, we have acquired the right to participate and earn an interest in two oil and gas projects located in the Sacramento Basin, California known respectively as the North Franklin Prospect and the Winter Pinchout Project.

ITEM 14: CONTROLS AND PROCEDURES.

As of December 31, 2003, we carried out an evaluation, under their supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in insuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We have adopted a code of ethics for our Chief Executive Officer, our Chief Financial Officer and other senior officers who perform financial management functions as required under the Sarbanes-Oxley Act of 2002.

There have been no changes in internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer and Chief Financial Officer complete their evaluation.

As the date of this report we have not formed an Audit Committee. We plan however to form an Audit Committee during the 2004 fiscal year in compliance with the Sarbanes- Oxley Act of 2002.

We have engaged the firm of Dale Matheson Carr-Hilton Labonte, Chartered Accountants (previously Labonte & Company), to audit and review our financial statements for the period commencing January 1, 2003 to December 31, 2003. The total fees charged to us by Dale Matheson Carr-Hilton Labonte for audit and other assurances services for this period were $9,700.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver Star Energy Inc.

By	/s/ Robert McIntosh
Robert McIntosh
President, CEO & Director
Date: January 29, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert McIntosh
Robert McIntosh
President, CEO & Director
Date: January 29, 2004

By	/s/ Mario Aiello
Secretary,
Date: January 29, 2004

By	/s/ David Naylor
David Naylor
Director, Treasurer
Date: January 29, 2004