Form 10KSB/A
period 2003-12-31
SILVER STAR ENERGY INC
filed 2004-04-21
CIK 1216964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

CHANGE OF BUSINESS.

Pursuant to two agreements dated October 29, 2003 with 1048136 Alberta Ltd., we have acquired the right to participate and earn an interest in two oil and gas exploration and development projects located in the province of Alberta known respectively as the Evi prospect and the Verdigris prospect. 1048136 Alberta Ltd. is a private Alberta company. The Company's current president, Robert McIntosh, was a director of 1048136 Alberta Ltd. and had resigned from that position prior to his involvement with the Company. Sak Narwal, a significant shareholder of the Company, is also a director of 1048136 Alberta Ltd and Scott Marshall, the majority shareholder of 1048136 Alberta Ltd., is the spouse of Naomi Patricia Johnston, owner of a 12.07% interest in the Company. Pursuant to the two agreements with 1048136 Alberta Ltd., we must advance, commencing February 1, 2004, a total of $2,000,000 and $1,500,000 respectively on the Evi and Verdigris prospects in connection with the drilling, testing, completion, capping and/or abandonment of up to three wells on each of the properties.

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

Period	High	Low
June 12, 2003 to June 30, 2003*	0	0
July 1, 2003 to September 30, 2003*	0	0
October 1, 2003, to December 31, 2003**	$1.74	$0.045

*	There were no trading activities of shares in our common stock during this period.
**	Adjusted for 24:1 forward split.

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 34 shareholders of record as of December 31, 2003.

Securities authorized for issuance under equity compensation plans:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

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

On February 20, 2004, the same $445,000 debt of the Silver Star Energy, Inc. (the "Company") was forgiven by the lender. Sak Narwal ("Narwal"), a shareholder of the Company, is one of the directors of 1048136 Alberta Ltd. and initially loaned the $445,000 to Robert McIntosh ("McIntosh"), the Company's President. Those funds were then immediately loaned to the Company for its use in operations and, therefore, the Company became the borrower. Subsequently, Narwal agreed to forgive the debt of McIntosh upon McIntosh's forgiveness of the debt owed by the Company. Therefore, the $445,000 debt owed by the Company has now been forgiven in its entirety.

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

INDEPENDENT AUDITORS’ REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALE MATHESON CARR-HILTON LABONTE
#610 - 938 Howe Street Vancouver, BC Canada V6Z 1N9
C H A R T E R E D A C C O U N T A N T S
	Telephone	(604) 682-2778
	Facsimile	(604) 689-2778
	Email	info@labonteco.com

INDEPENDENT AUDITORS’ REPORT

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

SILVER STAR ENERGY, INC.
(formerly Movito Holdings Ltd.)
(an exploration stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM OCTOBER 11, 2002 (INCEPTION) TO DECEMBER 31, 2003
					Deficit
					Accumulated		Accumulated
			Additional		during	Share	Other
	Common stock		Paid in	Treasury	Exploration	Subscriptions	Comprehensive
	Shares	Amount	Capital	Stock	Stage	Received	Income(Loss)	Total
Issued for cash
– October 3, 2002	4,000,000	$4,000	$-	$-	$-	$-	$-	$4,000

Issued for Netcash Purchase Agreement –
– October 22, 2002	2,000,000	2,000	-	-	(2,000)	-	-	-

Issued for cash at $.10 per share
– December 31, 2002	440,776	441	43,637	-	-	-	-	44,078

Non-compensatory management fees			1,500	-				1,500

Currency translation adjustment	-	-	-	-	-	-	(31)	(31)

Net loss for the period September 25, 2002
(inception) to December 31, 2002	-	-	-	-	(11,542)	-	-	(11,542)

Balance, December 31, 2002	6,440,776	6,441	45,137	-	(13,542)	-	(31)	38,005
12:1 forward split, November 20, 2003	70,848,536	-	-	-	-	-	-	-

	77,289,312	6,441	45,137	-	(13,542)	-	(31)	38,005

Return of shares to Treasury	(24,000,000)	-	-	(3,500)				(3,500)

Share subscriptions received	-	-	-		-	500,000	-	500,000

Non-compensatory management fees	-	-	5,000					5,000

Currency translation adjustment	-	-	-			-	31	31

Net loss for the year ended December 31, 2003	-	-	-		(82,221)	-		(82,221)
	53,289,312	$6,441	$50,137	$(3,500)	$(95,763)	$500,000	$-	$457,315

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

Estimated future removal and site restoration costs are provided over the life of proven reserves on a unit-of-production basis. Costs, which include the cost of production equipment removal and environmental clean-up, are estimated each period by management based on current regulations, costs, technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

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

NOTE 3 – OIL AND GAS PROPERTIES

The Company entered into agreements to acquire interests in various unproved oil and gas properties as follows:

Alberta Prospects, Canada

Pursuant to two agreements dated October 29, 2003 with 1048136 Alberta Ltd., the Company acquired the right to participate and earn an interest in two oil and gas exploration and development projects located in the province of Alberta known respectively as the Evi prospect and the Verdigris prospect. 1048136 Alberta Ltd. is a private Alberta company. The Company's current president, Robert McIntosh, was a director of 1048136 Alberta Ltd. and had resigned from that position prior to his involvement with the Company. Sak Narwal, a significant shareholder of the Company, is also a director of 1048136 Alberta Ltd and Scott Marshall, the majority shareholder of 1048136 Alberta Ltd., is the spouse of Naomi Patricia Johnston, owner of a 12.07% interest in the Company. Pursuant to the two agreements with 1048136 Alberta Ltd., the Company must advance, commencing February 1, 2004, a total of $2,000,000 and $1,500,000 respectively on the Evi and Verdigris prospects in connection with the drilling, testing, completion, capping and/or abandonment of up to three wells on each of the properties.

In order to earn a 66.7% interest in the Evi and Verdigris prospects the Company must fund drilling programs totalling $3,500,000 as follows:

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

Pursuant to consulting agreements dated November 15, 2003 the Company agreed to pay $5,500 per month to the CFO and director of the Company and $7,000 per month to the President and director of the Company.

Refer to Notes 3 and 5.

 NOTE 7 – INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

		October 11, 2002
	Year ended December 31,	(inception) to December 21,
	2003	2002

Loss before income taxes (recovery)	$(82,221)	$(11,542)

Current income taxes (recovery)	$(27,955)	$(3,924)
Non-cash management fees	1,700	510
Unrecognized benefits of non-capital	26,255	3,414
losses

Total current income taxes (recovery)	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2003	2002

Future income tax assets (liabilities):
Operating losses available for future periods	$29,669	$3,414

	29,669	3,414
Valuation allowance	(29,669)	(3,414)

Net future income tax asset (liability)	$-	$-

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

Name (1)	Title	Year	Annual Compensation			Long Term Compensation			All Other ($) Compensation
			Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs	LTIP (#) payouts
Robert	President	2003	$0	0	0	0	0	0	$14,000
McIntosh		2002	$0	0	0	0	0	0	0

David	CFO/	2003	$0	0	0	0	0	0	$8,000
Naylor	Director	2002	$0	0	0	0	0	0	0
Mario	Secretary	2003	$0	0	0	0	0	0	$14,000
Aiello		2002	$0	0	0	0	0	0	$6,000
Jamie	President	2003	$0	0	0	0	0	0	$0
Cirotto		2002	$0	0	0	0	0	0	$0
Carmelo	Director	2003	$0	0	0	0	0	0	$0
Mamertino		2002	$0	0	0	0	0	0	$0

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

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Robert McIntosh	1	Form 3, 4	0
(President and director)
David Naylor1 Form 3	1	Form 3	0
(C.F.O. and Director)
Mario Aiello	2	Form 3, 4	0
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

4.
In the Month of December, Mr Robert McIntosh provided us with director’s loans totalling $445,000.00. The loans are non-interest bearing and have no fixed terms of repayment. $405,000 of these funds were advanced to Archer Exploration Inc. in connection with our obligations for the acquisition of Oil and Gas interests in California and $40,000 was advanced to New Market Trends Holdings Inc. as a retainer for future media communication services to be performed in the first 6 months of 2004. Sak Narwal, a shareholder of the Company, is one of the directors of the lender and initially loaned the $445,000 to Robert McIntosh, the Company's President. Those funds were then immediately loaned to the Company for its use in operations and, therefore, the Company became the borrower.

5.
Several acquisition agreements were entered into between the Company and 1048136 Alberta Ltd. As described above. These agreements were for the acquisitions of the Evi oil and gas prospect and the Verdigris oil and gas prospect. The Company's current president, Robert McIntosh, was a director of 1048136 Alberta Ltd. and had resigned from that position prior to his involvement with the Company, Narwal, a shareholder of the Company, was also a director of 1048136 Alberta Ltd and Scott Marshall, the majority shareholder of 1048136 Alberta Ltd., is the spouse of Naomi Patricia Johnston, owner of a 12.07% interest in the Company. Despite the existence of these related parties, the consideration exchanged under the Agreements described above was negotiated at "arms length," and the directors and executive officers of the Company used criteria used in similar uncompleted proposals involving the Company in comparison to those of 1048136 Alberta Ltd.

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

ITEM 13:   EXHIBITS AND REPORTS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

10.1	Robert McIntosh’s Consulting Agreement dated November 15, 2003.

10.2	David Naylor’s Consulting Agreement dated November 15, 2003.

10.3	Robert McIntosh’s Loan Agreement dated December 31, 2003.

10.4	Agrement dated October 21, 2003 between Silver Star Energy Inc. and Adil Dinani disposing of 657333 BC Ltd. (Netcash), filed on November 13, 2003 on Form 8K.

10.5	Agreement dated October 29, 2003 between Silver Star Energy Inc. and 1048136 Alberta Ltd. respecting the acquisition of the Evi oil and gas prospect, filed on November 13, 2003 on Form 8K..

10.6	Agreement dated October 29, 2003 between Silver Star Energy Inc. and 1048136 Alberta Ltd. respecting the acquisition of the Verdigris oil and gas prospect, filed on November 13, 2003 on Form 8K.

10.7	Agreement dated December 5, 2003 between Silver Star Energy Inc. and Archer Exploration Inc. respecting the North Franklin oil and Gas prospect, filed on December 23, 2003 on Form 8K.

10.8	Agreement dated December 5, 2003 between Silver Star Energy Inc. and Archer Exploration Inc. respecting the Winter Pinchout oil and gas project, filed on December 23, 2003 on Form 8K.

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