Form 10QSB
period 2004-03-31
SILVER STAR ENERGY INC
filed 2004-05-17
CIK 1216964

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from              to
                                            ------------    -----------
                        Commission file number 333-102930
              ----------------------------------------------------

                            Silver Star Energy, Inc.
  ----------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                           98-0385312
--------------------------------------------------------------------------------
             (State or other jurisdiction           (IRS Employer
         of incorporation or organization)        Identification No.)

      11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 477-2211
                            Issuer's telephone number


                (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution  of securities  under a plan  confirmed by a court.  Yes    No



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2004 83,090,726


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

Item 1.  Financial Statements

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS




                                                                                  March 31,         December 31,
                                                                              ------------------  -----------------
ASSETS                                                                               2004               2003
------
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $            3,960  $         502,428
  Prepaid Expense                                                                         55,216             40,000
                                                                              ------------------  -----------------

     Total Current Assets                                                                 59,176            542,428
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                   6,847                  -
  Computers                                                                                2,500                  -
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                      9,347                  -
                                                                              ------------------  -----------------

Other Assets
  Oil and Gas Properties                                                               1,474,093            405,000
                                                                              ------------------  -----------------

     Total Assets                                                             $        1,542,616  $         947,428
                                                                              ==================  =================

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                 March 31,          December 31,
                                                                            -------------------  ------------------
                                                                                   2004                 2003
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $           106,320  $           45,113
  Due to Related Party                                                                        -             445,000
                                                                            -------------------  ------------------

     Total Current Liabilities                                                          106,320             490,113
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at March 31, 2004 and
    December 31, 2003                                                                         -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized.  83,090,726  issued  and  outstanding
    at  March  31,  2004  and
    154,578,624 issued and outstanding
    at December 31, 2003                                                                 83,091             154,579
  Treasury Stock                                                                              -              (3,500)
  Paid in Capital in Excess of Par Value                                              1,762,988                   -
  Share Subscriptions Received                                                                -             500,000
  Retained Deficit                                                                     (100,001)           (100,001)
  Deficit accumulated during the exploration state                                     (309,782)            (93,763)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                       1,436,296             457,315
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         1,542,616  $          947,428
                                                                            ===================  ==================







                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS



                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                                      Since
                                                                                                   October 11,
                                                                                                       2002
                                                                 For the Three Months              Inception of
                                                                    Ended March 31,                Exploration
                                                        --------------------------------------
                                                               2004              2003                 State
                                                        ------------------  ------------------  ------------------
Revenue                                                 $                -  $            2,708  $           18,147
                                                        ------------------  ------------------  ------------------

Expenses
  Consulting and Management Fees                                    76,830               9,587             162,717
  General and Administrative                                       102,658               2,217             115,941
  Professional Fees                                                 36,531               8,249              66,014
                                                        ------------------  ------------------  ------------------
     Total Expenses                                                216,019              20,053             344,672
                                                        ------------------  ------------------  ------------------

Net Income (Loss) from operations                                 (216,019)            (17,345)           (326,525)

Gain on Sale of Netcash                                                  -                   -              16,743
                                                        ------------------  ------------------  ------------------

Net Income (Loss)                                       $         (216,019) $          (17,345) $         (309,782)
                                                        ==================  ==================  ==================

Loss per Common Share                                   $                -  $                -
                                                        ==================  ==================













                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 11,
                                                                                                        2002
                                                                  For the Three Months              Inception of
                                                                     Ended March 31,                Exploration
                                                          -------------------------------------
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (216,019) $          (17,345) $         (309,782)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation                                                           -                   -               1,129
   Non-Cash Management Fees                                               -               1,500               6,500
   Gain on sale of Netcash                                                -                   -             (16,743)
(Increase) decrease in other assets & prepaids                      (15,216)              1,432             (55,216)
Increase (decrease) in accounts payable                              61,207               1,198             102,750
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                              (170,028)            (13,215)           (271,362)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                   (9,347)                  -             (15,163)
Acquisition of oil & gas property interests                      (1,069,093)                  -          (1,474,093)
Proceeds on sale of Netcash (net of cash)                                 -                   -              25,000
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                            (1,078,440)                  -          (1,464,256)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans                                           -                   -             445,000
Payment made for treasury stock                                           -                   -              (3,500)
Proceeds on sale of common stock                                    750,000                   -           1,298,078
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                          750,000                   -           1,739,578
                                                          -----------------  ------------------  ------------------

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 11,
                                                                                                        2002
                                                                  For the Three Months              Inception of
                                                                     Ended March 31,                Exploration
                                                          -------------------------------------
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------

Effect of exchange rate changes                                           -                 181                   -

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                      (498,468)            (13,034)              3,960
Cash and Cash Equivalents at
   Beginning of the Period                                          502,428              39,983                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $           3,960  $           26,949  $            3,960
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
















                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         This summary of accounting policies for Silver Star Energy, Inc. (an exploration state company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2004 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company is an exploration state company and its general business strategy is to acquire oil and gas properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of oil and gas property acquisition, exploration and development costs is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain necessary financing to complete the development of those reserves, and upon future profitable production. To date, the Company has not generated significant revenues from operations and will require additional funds to meet its obligations and the costs of its operations. As a result, significant losses are anticipated prior to the generation of any revenues. The Company is planning additional ongoing equity financing by way of private placements to fund its obligations and operations.

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

         The Company will depend almost exclusively on outside capital to complete the exploration and development of the oil and gas properties. Such outside capital will include the sale of additional stock and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these continuing exploration and development costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

         Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

Organization and Basis of Presentation

         Silver Star Energy, Inc. (the "Company") was incorporated on September 25, 2002 in the State of Nevada and commenced operations on October 3, 2002. During the year ended December 31, 2003, the Company changed its name from Movito Holdings Ltd. to Silver Star Energy Inc.

Nature of Business

         The Company's initial business was that of managing ATM machines through its wholly owned subsidiary 657333 B.C. Ltd., doing business as Netcash ("Netcash"). On October 28, 2003 the Company closed an agreement whereby it sold 100% of the shares in the Common Stock of Netcash inclusive of all its tangible and intangible assets and liabilities associated with the Company's Automated Teller Machines management operations for consideration of $25,000.

         During 2003 the Company executed four agreements to earn an interest in four separate oil and gas properties, two in Alberta, Canada and two in the State of California, U.S.A.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Silver Star Energy, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, 657333 B.C. Ltd., doing business as Netcash, from its incorporation on October 29, 2002 to its sale on October 28, 2003. All significant intercompany balances and transactions were eliminated on consolidation.

Cash Equivalents

         For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                  For the three months ended March 31, 2004
Basic Loss per Share
Loss available to common shareholders                     $        (216,019)        118,183,008  $                -
                                                          =================  ==================  ==================

                                                                  For the three months ended March 31, 2003
Basic Loss per Share
Loss available to common shareholders                     $         (17,345)        154,578,624  $                -
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended March 31, 2004 and 2003 are not presented as it would be anti- dilutive.

Fixed Assets

         Fixed assets are stated at cost. Depreciation and amortization are computed using the following rates over the estimated economic useful lives of the related assets:

         Computer equipment                          3-5 years
         Furniture and fixtures                      5-7 years
         Office equipment                            3-7 years

         One-half year depreciation is taken in the year of acquisition on certain fixed assets.

         Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

         Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangibles

         The Company has adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

Oil and Gas Properties

         The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non- productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company operates in two cost centres, being Canada and the U.S.A. To date the Company has not established any proven recoverable reserves on its properties.

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Foreign currency transactions

         The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-based compensation

         In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2002.

         The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

expense is recognized immediately for past services and pro-rata for future services over the option- vesting period.

         The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

         The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions
Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

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

Recent accounting pronouncements

         In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

the acquisition, construction or development and for normal operations of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As at December 31, 2003, any potential costs relating to the retirement of the Company's property interests are not yet determinable.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (SFAS 144), which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No.30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB Opinion No. 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope; of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
(2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. The adoption of this standard has not had any impact on the Company's financial position or results of operations and as of December 31, 2003 the Company has not recorded any impairments of long-lived assets.

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 3 - OIL AND GAS PROPERTIES

         The Company entered into agreements to acquire interests in various unproved oil and gas properties as follows:

Alberta Prospects, Canada

         Pursuant to two agreements dated October 29, 2003 with 1048136 Alberta Ltd., the Company acquired the right to participate and earn an interest in two oil and gas exploration and development

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

projects located in the province of Alberta known respectively as the Evi prospect and the Verdigris prospect. 1048136 Alberta Ltd. is a private Alberta company. The Company's current president, Robert McIntosh, was a director of 1048136 Alberta Ltd. and had resigned from that position prior to his involvement with the Company. Sak Narwal, a significant shareholder of the Company, is also a director of 1048136 Alberta Ltd and Scott Marshall, the majority shareholder of 1048136 Alberta Ltd., is the spouse of Naomi Patricia Johnston, owner of a 12.07% interest in the Company. Pursuant to the two agreements with 1048136 Alberta Ltd., the Company must advance, commencing February 1, 2004, a total of $2,000,000 and $1,500,000 respectively on the Evi and Verdigris prospects in connection with the drilling, testing, completion, capping and/or abandonment of up to three wells on each of the properties.

         In order to earn a 66.7% interest in the Evi and Verdigris prospects the Company must fund drilling programs totaling $3,500,000 as follows:


                 Date Due
-------------------------------------------
         February 1, 2004                                 $      1,000,000
         March 1, 2004                                           1,000,000
         April 1, 2004                                           1,000,000
         May 1, 2004                                               500,000
                                                          ----------------
         Total                                            $      3,500,000
                                                          ================

         The Company received an Authority for Expenditure (AFE) with respect to one of the Alberta properties on December 1, 2003, in the amount of $463,264 which was paid on January 28, 2004.

         During the three months ended March 31, 2004, the Company paid an additional $165,829 towards the exploration and development of one of the oil and gas prospects in Alberta. These costs have been capitalized.

         In the event that the Company does not provide the funds as required, the Company will retain no interest in the prospects.

California Prospects, U.S.A.

         On December 5, 2003, the Company entered into two option agreements with Archer Exploration, Inc. (Archer) to acquire Archer's interest in certain unproved oil and gas prospects located in the State of California, U.S.A. To earn an assignment of 100% of Archer's interests in these agreements, being a 100% working interest (76% net revenue interest), the Company:

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

North Franklin Prospect:

         a) made a cash payment of $85,000 and is required to pay $15,000 at spud of the initial test well and $25,000 at completion of the initial test well. In addition, the Company is responsible for all expenses for lease extensions and rental of existing leases (including a 20% fee), acquisition of any additional leases (including a 20% fee) and costs in connection with drilling and completion of the initial test well. During the year ended December 31, 2003 the Company incurred a total of $85,000 in acquisition costs which have been capitalized.

         During the three months ended March 31, 2004, the Company incurred $36,000 in exploration and development costs. These costs have been capitalized.

         Pursuant to the agreement, Archer retains a 2.5% overriding royalty, a 5% working interest through the completion of the initial test well and the right to participate in a 5% working interest.

Winter Pinchout Prospect:

         b) made a cash payment of $100,000 and is required to pay $15,000 at spud of the initial test well of the first three prospects drilled and $25,000 at completion of the initial test well of each prospect drilled. In addition, the Company is responsible for all expenses for acquisition of leases acquired (including a 20% fee), acquisition and analysis of seismic data, drilling and completion of the initial test well on the first prospect drilled and a monthly management fee in the amount of $10,000 commencing January 2004. During the year ended December 31, 2003 the Company incurred a total of $320,000 in acquisition and exploration costs which have been capitalized.

         During the three  months  ended March 31,  2004,  the Company  incurred
$404,000  in  exploration   and  development   costs.   These  costs  have  been
capitalized.

         Pursuant to the agreement, Archer retains a 2.5% overriding royalty, a 5% working interest through the completion of the initial test well and the right to participate in a 10% working interest.

NOTE 4 - NETCASH PURCHASE AGREEMENT

         By agreement dated October 22, 2002 between the Company's subsidiary Netcash and Netcash Services Inc. (NSI), Netcash acquired a 100% interest in four Service and Management Contracts with retail locations' operations and one Processing Contract with a cash transaction processor for four automated teller machines (ATM's) as well as the exclusive right to use the trade name "Netcash" in exchange for (a) 48,000,000 (2,000,000 restricted pre-forward 24:1 split)

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 4 - NETCASH PURCHASE AGREEMENT (continued)

common shares of the Company valued at $2,000; and (b) the commitment to provide a loan with no fixed terms of repayment of up to $15,000.

         Effective October 28, 2003 the Company sold 100% of the shares in the Common Stock of Netcash, inclusive of all its tangible and intangible assets and liabilities associated with the Company's Automated Teller Machines management operations, with a net book value of $8,257, to an arms length third party for $25,000, resulting in a gain on sale of Netcash of $16,743.

NOTE 5 - COMMON STOCK

         On November 20, 2003, the Company restructured its share capital whereby the total common shares presently issued and outstanding was forward split on a 1 (old) to 12 (new) basis. Effective January 5, 2004 the Company restructured its share capital whereby the total common shares presently issued and outstanding was forward split on a 1 (old) to 2 (new) basis. All references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the forward stock splits have been restated to reflect the 12:1 and the 2:1 common stock splits on a retroactive basis.

         On December 5, 2003, the Company received $500,000 in subscription proceeds from a director and officer for the purchase of 444,444 (222,222 pre-forward 2:1 split) common shares of the company's stock pursuant to a Regulation S Private Placement Financing which was announced on November 25, 2003 and whereby the Company plans to issue up to 3,555,556 (1,777,778 pre-forward 2:1) common shares of its capital stock at $1.13 per share. During the three months ended March 31, 2004, the Company received subscription proceeds of $750,000 pursuant to the Private Placement Financing announced on November 25, 2003. During the three months ended March 31, 2004, 1,112,102 shares were issued in accordance with the $1,250,000 in subscription proceeds received.

         On March 23, 2004, the Company entered into an agreement with two shareholders for the shareholders to surrender for cancellation 24,600,000 regulation 144 restricted shares of the Company's common stock.

         As of December 31, 2003, the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

NOTE 5 - COMMON STOCK (continued)

Treasury Stock

         On December 18, 2003, upon the resignation of an officer of the Company, 48,000,000 (2,000,000 pre-forward 24:1 split) common shares were returned to Treasury, for consideration of $3,500. The shares were cancelled on January 23, 2004.

NOTE 6- RELATED PARTY TRANSACTIONS

         The $445,000 amount due to a related party is comprised of advances from a director of the Company and is unsecured, non-interest bearing and has no fixed terms of repayment. On February 20, 2004, this debt was forgiven in its entirety and recorded as paid-in capital.

         Pursuant to consulting agreements dated November 15, 2003 the Company agreed to pay $5,500 per month to the CFO and director of the Company and $7,000 per month to the President and director of the Company.

NOTE 7 - INCOME TAXES

         As of December 31, 2003, the Company has incurred operating losses of approximately $87,000 which, if utilized, will expire through 2022. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements, as their realization is determined not likely to occur.

NOTE 8 - COMMITMENTS

         By agreement dated November 20, 2003 the Company engaged a private company, to provide public relations and communications services for one year, for the fee of $15,000 per month, commencing December 2003.

NOTE 9 - SUBSEQUENT EVENTS

         The Company has an agreement to farm-out a 35% working interest in the North Franklin Project to Fidelis Energy, Inc. Under the terms of the agreement, Fidelis will contribute $500,000 towards the drilling and completion of the Archer-Whitney #1 well and participate as a full working interest partner on all further costs including drilling of any additional wells on the project.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

Plan of Operations - We intend to seek financing necessary to fund our present obligations in connection with the Oil and Gas interest acquisitions both in Alberta and California and to fund our investigation, negotiation, acquisition of other business acquisition opportunities and any potential future operations. Currently, we have limited anticipated sources of financing and no specific additional business projects that are being reviewed.

         We anticipate incurring approximately $65,000 for administrative expenses over the next 12 month period including accounting and audit costs ($20,000) legal fees ($15,000), rent and office costs ($12,000) and general administrative costs ($18,000). We also anticipate incurring approximately $225,000 in management, administrative and industry related consulting fees. Additionally, subject to successful drilling programs on our acquired Oil and Gas prospects and subject to the completion of all drilled wells on our prospects, potentially our total commitments for the development and completion of all wells would be as follows:

         1.  Alberta Prospects
                  A.  Evi                            $500,000 - completion and tie-in of the 7-11 well
                  B.  Verdigris                      $1,500,000 - leasing and drilling
                  C.  Joarcam                        $1,230,000 - 3 wells at $410,000

         2.  California Prospects
                  A.  North Franklin                 $117,000 - for well completion and tie-in and
                                                     $500,000 for one more well
                  B. Winter PinchOut $4,029,000

         Additional funding will be required in the form of equity financing from the sale of our common stock or from directors or shareholders loans to fund operations. However, we cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our common stock or arrange director or shareholders loans in order to continue operations.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no legal proceedings pending or threatened against us.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit
Number          Title of Document

10.1 Robert McIntosh's Consulting Agreement dated November 15, 2003, filed on April 21, 2004 on Form 10KSB/A.

10.2 David Naylor's Consulting Agreement dated November 15, 2003, filed on April 21, 2004 on Form 10KSB/A.

10.3 Robert McIntosh's Loan Agreement dated December 31, 2003, filed on April 21, 2004 on Form 10KSB/A.

10.4 Agreement dated October 21, 2003 between the Company and Adil Dinani disposing of 657333 BC Ltd. (Netcash), filed on November 13, 2003 on Form 8-K.

10.5 Agreement dated October 29, 2003 between the Company and 1048136 Alberta, Ltd. respecting the acquisition of the Evi oil and gas prospect, filed on November 13, 2003 on Form 8-K.

10.6 Agreement dated October 29, 2003 between the Company and 1048136 Alberta, Ltd. respecting the acquisition of the Verdigris oil and gas prospect, filed on November 13, 2003 on Form 8-K. 10.7 Agreement dated December 5, 2003 between the Company and Archer Exploration, Inc. respecting the North Franklin oil and gas prospect, filed on December 23, 2003 on Form 8-K.

10.8 Agreement dated December 5, 2003 between the Company and Archer Exploration, Inc. respecting the Winter Pinchout oil and gas project, filed on December 23, 2003 on Form 8-K.

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(b) Reports on Form 8-K filed.

         On April 30, 2004, the Company filed a report on 8-K under Item 4 reporting a change in independent accountants from Dale, Matheson, Carr-Hilton, Labonte, Chartered Accountants to Robison, Hill & Co.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Silver Star Energy, Inc.
                                  (Registrant)

DATE:       May 14, 2004


By:  /s/ Robert McIntosh
Robert McIntosh
President, CEO & Director

By:  /s/ David Naylor
David Naylor
Treasurer, Director