Form 10QSB
period 2004-06-30
SILVER STAR ENERGY INC
filed 2004-08-12
CIK 1216964

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004
                  --------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from               to
                                            -------------    ------------
                        Commission file number 333-102930
              ----------------------------------------------------

                            Silver Star Energy, Inc.
  ----------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                 Nevada                                           98-0385312
-------------------------------------------------------------------------------
       (State or other jurisdiction                            (IRS Employer
      of incorporation or organization)                      Identification No.)

      11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 477-2211
                                 --------------
                            Issuer's telephone number

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2004 83,752,641


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS




                                                                                   June 30,         December 31,
                                                                              ------------------  -----------------
ASSETS                                                                               2004               2003
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $           40,525  $         502,428
  Prepaid Expense                                                                         38,624             40,000
                                                                              ------------------  -----------------

     Total Current Assets                                                                 79,149            542,428
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                   6,847                  -
  Computers                                                                                2,500                  -
  Vehicles                                                                                18,316                  -
  Accumulated Depreciation                                                                (1,742)                 -
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     25,921                  -
                                                                              ------------------  -----------------

Other Assets
  Oil and Gas Properties                                                               1,995,901            405,000
                                                                              ------------------  -----------------

     Total Assets                                                             $        2,100,971  $         947,428
                                                                              ==================  =================

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                 June 30,           December 31,
                                                                            -------------------  ------------------
                                                                                   2004                 2003
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $           139,485  $           45,113
  Due to Related Party                                                                        -             445,000
                                                                            -------------------  ------------------

     Total Current Liabilities                                                          139,485             490,113
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at June 30, 2004 and
    December 31, 2003                                                                         -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized.   83,752,641  issued  and  outstanding  at  June  30,  2004  and
    154,578,624 issued and outstanding
    at December 31, 2003                                                                 83,753             154,579
  Treasury Stock                                                                              -              (3,500)
  Paid in Capital in Excess of Par Value                                              2,392,326                   -
  Share Subscriptions Received                                                          275,000             500,000
  Retained Deficit                                                                     (128,480)           (128,480)
  Deficit accumulated during the exploration state                                     (661,113)            (65,284)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                       1,961,486             457,315
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         2,100,971  $          947,428
                                                                            ===================  ==================










                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                             October 28,
                                                                                                               2003
                                                          For the Three Months      For the Six Months      Inception of
                                                             Ended June 30,             Ended June 30,       Exploration
                                                         ----------------------    ----------------------
                                                            2004        2003         2004         2003         State
                                                         ---------    ---------    ---------    ---------    ---------
Revenue                                                  $    --      $    --      $    --      $    --      $    --
                                                         ---------    ---------    ---------    ---------    ---------

Expenses
  Consulting and Management Fees                            45,936         --        122,766         --        179,205
  General and Administrative                               315,802         --        418,460         --        423,280
  Professional Fees                                         18,072        9,343       54,603       17,592       58,628
                                                         ---------    ---------    ---------    ---------    ---------
     Total Expenses                                        379,810        9,343      595,829       17,592      661,113
                                                         ---------    ---------    ---------    ---------    ---------

Net Income (Loss) from operations                         (379,810)      (9,343)    (595,829)     (17,592)    (661,113)

Discontinued Operations
   Income (Loss) from Discontinued Operations                 --         (6,202)        --        (15,298)        --
                                                         ---------    ---------    ---------    ---------    ---------

Net Income (Loss)                                        $(379,810)   $ (15,545)   $(595,829)   $ (32,890)   $(661,113)
                                                         =========    =========    =========    =========    =========

Loss per Common Share                                    $    --      $    --      $   (0.01)   $    --
                                                         =========    =========    =========    =========





                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 28,
                                                                                                        2003
                                                                   For the Six Months               Inception of
                                                                     Ended June 30,                 Exploration
                                                          -------------------------------------
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (595,829) $          (32,890) $         (661,113)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation                                                       1,742                   -               1,742
   Non-Cash Management Fees                                               -               3,000                   -
   Net (Income) Loss from
     Discontinued Operations                                              -              15,298                   -
(Increase) decrease in other assets & prepaids                        1,376               1,208             (38,604)
Increase (decrease) in accounts payable                              94,372               8,238             127,237
                                                          -----------------  ------------------  ------------------
Net cash used by continuing operations                             (498,339)             (5,146)           (570,738)
Net cash used by discontinued operations                                  -             (15,298)                  -
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                              (498,339)            (20,444)           (570,738)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                  (27,663)                  -             (27,663)
Acquisition of oil & gas property interests                      (1,590,901)                  -          (1,995,901)
Proceeds on sale of Netcash (net of cash)                                 -                   -              25,000
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                            (1,618,564)                  -          (1,998,564)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans                                           -                   -             445,000
Proceeds on sale of common stock                                  1,655,000                   -           2,155,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                        1,655,000                   -           2,600,000
                                                          -----------------  ------------------  ------------------

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 28,
                                                                                                        2003
                                                                   For the Six Months               Inception of
                                                                     Ended June 30,                 Exploration
                                                          -------------------------------------
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------

Effect of exchange rate changes                                           -                 585                   -

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                      (461,903)            (19,859)             30,698
Cash and Cash Equivalents at
   Beginning of the Period                                          502,428              39,983               9,827
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $          40,525  $           20,124  $           40,525
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -   $               -   $                -
Income Taxes                                              $               -   $               -   $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
















                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         This summary of accounting policies for Silver Star Energy, Inc. (an exploration state company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of June 30, 2004 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                  For the three months ended June 30, 2004
BASIC LOSS PER SHARE
Loss available to common shareholders                     $        (379,810)         83,098,000  $                -
                                                          =================  ==================  ==================

                                                                  For the three months ended June 30, 2003
BASIC LOSS PER SHARE
Loss available to common shareholders                     $         (15,545)        154,578,624  $                -
                                                          =================  ==================  ==================

                                                                   For the six months ended June 30, 2004
BASIC LOSS PER SHARE
Loss available to common shareholders                     $        (595,829)         99,390,648  $           (0.01)
                                                          =================  ==================  ==================

                                                                   For the six months ended June 30, 2003
BASIC LOSS PER SHARE
Loss available to common shareholders                     $         (32,890)        154,578,624  $                -
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three and six months ended June 30, 2004 and 2003 are not presented as it would be anti-dilutive.

Fixed Assets

         Fixed assets are stated at cost. Depreciation and amortization are computed using the following rates over the estimated economic useful lives of the related assets:

         Computer equipment                          3-5 years
         Furniture and fixtures                      5-7 years
         Office equipment                            3-7 years
         Vehicles                                    5-7 years

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Oil and Gas Properties

         The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non- productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company operates in two cost centers, being Canada and the U.S.A. To date the Company has not established any proven recoverable reserves on its properties.

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 3 - OIL AND GAS PROPERTIES

         The Company entered into agreements to acquire interests in various unproved oil and gas properties as follows:

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

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

         During the six months ended June 30, 2004, the Company paid an additional $458,295 towards the exploration and development of one of the oil and gas prospects in Alberta. These costs have been capitalized.

         In the event that the Company does not provide the funds as required, the Company will retain no interest in the prospects.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

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

         During  the six  months  ended  June 30,  2004,  the  Company  incurred
$254,657  in  exploration   and  development   costs.   These  costs  have  been
capitalized.

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

         During  the six  months  ended  June 30,  2004,  the  Company  incurred
$502,375  in  exploration   and  development   costs.   These  costs  have  been
capitalized.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

         Pursuant to the agreement, Archer retains a 2.5% overriding royalty, a 5% working interest through the completion of the initial test well and the right to participate in a 10% working interest.

NOTE 4 - NETCASH PURCHASE AGREEMENT

         By agreement dated October 22, 2002 between the Company's subsidiary Netcash and Netcash Services Inc. (NSI), Netcash acquired a 100% interest in four Service and Management Contracts with retail locations' operations and one Processing Contract with a cash transaction processor for four automated teller machines (ATM's) as well as the exclusive right to use the trade name "Netcash" in exchange for (a) 48,000,000 (2,000,000 restricted pre-forward 24:1 split) common shares of the Company valued at $2,000; and (b) the commitment to provide a loan with no fixed terms of repayment of up to $15,000.

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 5 - COMMON STOCK (continued)

         On March 23, 2004, the Company entered into an agreement with two shareholders for the shareholders to surrender for cancellation 24,600,000 regulation 144 restricted shares of the Company's common stock.

         As of December 31, 2003, the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

         During the three months ended June 30, 2004, the Company received subscription proceeds of $630,000 pursuant to the Private Placement Financing announced on November 25, 2003. During the three months ended June 30, 2004, 661,915 shares were issued in accordance with the $630,000 in subscription proceeds received.

         On June 30, 2004, the Company received share subscription proceeds of $275,000 for 500,000 shares of restricted common stock pursuant to the Private Placement Financing announced on November 25, 2003. As of June 30, 2004, these shares had not been issued.

Treasury Stock

         On December 18, 2003, upon the resignation of an officer of the Company, 48,000,000 (2,000,000 pre-forward 24:1 split) common shares were returned to Treasury, for consideration of $3,500. The shares were cancelled on January 23, 2004.

NOTE 6- RELATED PARTY TRANSACTIONS

         The $445,000 amount due to a related party at December 31, 2003 was comprised of advances from a director of the Company and is unsecured, non-interest bearing and has no fixed terms of repayment. On February 20, 2004, this debt was forgiven in its entirety and recorded as paid-in capital.

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (continued)

NOTE 8 - COMMITMENTS

         By agreement dated November 20, 2003 the Company engaged a private company, to provide public relations and communications services for one year, for the fee of $15,000 per month, commencing December 2003.

NOTE 9 - DISCONTINUED OPERATIONS

         On October 28, 2003, 657333 B.C. Ltd., doing business as Netcash, a wholly owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

         Operating results of this discontinued operation for the three and six months ended June 30, 2004 and 2003 are shown separately in the accompanying consolidated statement of operations. The operating statements for the three and six months ended June 30, 2003 have been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three and six months ended June 30, 2004 and 2003 consist of:

                                           For the three months ended               For the six months ended
                                                    June 30,                                June 30,
                                      -------------------------------------  --------------------------------------
                                            2004                2003                2004                2003
                                      -----------------   -----------------  ------------------  ------------------

Sales                                 $               -   $           5,053  $                -   $          7,761
Operating Expenses                                    -             (11,255)                  -            (23,059)
                                      -----------------   -----------------  ------------------  ------------------
Net Income (Loss)                     $               -   $          (6,202)  $               -    $        (15,298)
                                      =================   =================  ==================  ==================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

PLAN OF OPERATIONS - Silver Star Energy, Inc. undertook exploration and development on three projects in the quarter, these being North Franklin, Evi and Joarcam with drilling and completion programs. Silver Star began the development of the North Franklin Project with the spud of the "Archer-Whiney # 1" well on May 14th. The well was drilled to a total depth of 8,000 feet where a suite of electronic well logs was run. Resistivity and Sonic logs showed clean sand pay with 100% gas fill-up within the pay zone and the completion of the well and results were announced on June 21st.

         A 6.0-foot section of Winters sand that was 100% gas filled was perforated and flow tester. Gas was flowed under a four point test to a maximum of 2.065 million cubic feet/day. At the culmination of the test, gas was flowing at 1.975 million cubic feet per day with a tubing pressure of 2,900 p.s.i on an 8/64ths choke. Casing pressure was increasing at the end of the testing period to 2,970 p.s.i. No formation water was encountered during the test. The A.O.F. (absolute open flow rates at the sand face) rate on the "Archer-Whiney # 1" well were calculated to be in excess of 12 million cubic feet per day. The recent flow test gas analysis returned a B.T.U. content of 940 and reservoir engineers report that Silver Star can expect excellent deliverability under producing conditions.

         Silver Star has discovered a new gas reservoir and production rates will be established after the well is tied-in to pipeline. The operator of the North Franklin has negotiated and executed a contract with a California gas purchaser and pipeline company. The pipeline phase of the project is proceeding on schedule and the Company does not for see any delays at this time. Commercial production is anticipated in Q4. Currently, reservoir geologists are conducting a geological mapping review and outlining reservoir parameters with newly acquired 2D seismic. When completed, additional well locations will be proposed. The second well site has now been chosen and additional wells will be drilled subject to rig availability following the tie-in and a period of commercial production of the "Archer-Whiney # 1". Drilling of a second well is planned for September 2004.

         Silver Star has a 40% working interest in the North Franklin Project. Silver Star farmed-out a 30% working interest in the North Franklin Project to Fidelis Energy, Inc. Under the terms of the agreement, Fidelis contributed $500,000 towards the drilling and completion of the "Archer-Whitney #1" well and is now participating as a full working interest partner on all further costs including drilling of any additional wells and pipeline construction on the project.

         Silver Star's completion program at the Evi Project "7-11" well located in Alberta is ongoing. The completion program was designed to test potential oil-bearing zones that were indicated by the presence of oil on logs. Following perforation of the casing, testing of a 7.0 metre section of the Slave Point Formation commenced.

         Testing has concluded that the "7-11" well was completed as an oil well and that the well has established that the Slave Point is oil bearing at this location. Log analysis indicates that the oil reservoir in this well is better than in a nearby well that produced over 100,000 barrels of oil to-date and is still producing and this nearby well required fracture stimulation to be a commercial producer. The swab testing on the "7-11" well indicated that the Silver Star's well was not producing at commercial rates under the well's current state of completion and that the well requires fracture stimulation of the formation. Silver Star is currently working with Transaction Oil and Gas Ventures to prepare a "fracture stimulation" program at Evi and expect to begin this phase of the well completion shortly. Silver Star has a 66.7% interest in the Evi Project.

         Silver Star has begun the 2004 development program on the Joarcam Project. With the Energy Conservation Board of Alberta having classified the Joarcam "4-27" well as a Viking "C" pool producer and a previously untapped reservoir, this new discovery status of the Joarcam lands reinforces the potential of Joarcam as a low risk development property with oil at a shallow depth and with a short payback period and long life reserves.

         The two well locations designated have been surveyed, permitted and licenses are pending. With up to 16 well locations that can ultimately be drilled at Joarcam, it is anticipated that the field could produce 500 barrels of oil per day (bbls/d) if fully developed. Silver Star may earn a 70% interest in the Joarcam Project by drilling and completing 3 wells at a cost of $303,000 each.

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

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended June 30, 2004, the Company received subscription proceeds of $630,000 pursuant to the Private Placement Financing announced on November 25, 2003. During the three months ended June 30, 2004, 661,915 shares were issued in accordance with the $630,000 in subscription proceeds received.

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

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Silver Star Energy, Inc.
                                  (Registrant)

DATE:       August 12, 2004


By:  /s/ Robert McIntosh
Robert McIntosh
President, CEO & Director

By:  /s/ David Naylor
David Naylor
Treasurer, Director