Form 10QSB
period 2004-09-30
SILVER STAR ENERGY INC
filed 2004-11-03
CIK 1216964

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004
                -------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                        Commission file number 333-102930
              ----------------------------------------------------

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

      11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2004 84,502,641


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS


                                                                                September 30,       December 31,
                                                                              ------------------  -----------------
ASSETS                                                                               2004               2003
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $            5,571  $         502,428
  Prepaid Expense                                                                         13,440             40,000
                                                                              ------------------  -----------------

     Total Current Assets                                                                 19,011            542,428
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                   6,847                  -
  Computers                                                                                4,845                  -
  Vehicles                                                                                18,316                  -
  Accumulated Depreciation                                                                (3,355)                 -
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     26,653                  -
                                                                              ------------------  -----------------

Other Assets
  Oil and Gas Properties                                                               2,152,366            405,000
                                                                              ------------------  -----------------

     Total Assets                                                             $        2,198,030  $         947,428
                                                                              ==================  =================

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                               September 30,        December 31,
                                                                            -------------------  ------------------
                                                                                   2004                 2003
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $           165,886  $           45,113
  Notes Payable                                                                         251,830                   -
  Due to Related Party                                                                        -             445,000
                                                                            -------------------  ------------------

     Total Current Liabilities                                                          417,716             490,113
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at September 30, 2004 and
    December 31, 2003                                                                         -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized.  84,502,641  issued and  outstanding  at September  30, 2004 and
    154,578,624 issued and outstanding
    at December 31, 2003                                                                 84,503             154,579
  Treasury Stock                                                                              -              (3,500)
  Paid in Capital in Excess of Par Value                                              2,691,576                   -
  Share Subscriptions Received                                                                -             500,000
  Retained Deficit                                                                     (128,480)           (128,480)
  Deficit accumulated during the exploration state                                     (867,285)            (65,284)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                       1,780,314             457,315
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         2,198,030  $          947,428
                                                                            ===================  ==================









                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           Since
                                                                                                                        October 28,
                                                                                                                            2003
                                                        For the Three Months              For the Nine Months           Inception of
                                                         Ended September 30,              Ended September 30,           Exploration
                                                  ------------------------------    ------------------------------
                                                       2004             2003             2004              2003           State
                                                  -------------    -------------    -------------    -------------    -------------
Revenue                                           $        --      $        --      $        --      $        --      $        --
                                                  -------------    -------------    -------------    -------------    -------------

Expenses
  Consulting and Management Fees                         40,905             --            163,671             --            220,110
  General and Administrative                            133,866             --            552,326             --            557,146
  Professional Fees                                      29,571            4,075           84,174           21,667           88,199
                                                  -------------    -------------    -------------    -------------    -------------
     Total Expenses                                     204,342            4,075          800,171           21,667          865,455

Other Income (Expense)
   Interest Expense                                      (1,830)            --             (1,830)            --             (1,830)
                                                  -------------    -------------    -------------    -------------    -------------

Net Income (Loss) from continuing operations           (206,172)          (4,075)        (802,001)         (21,667)        (867,285)

Discontinued Operations
   Income (Loss) from discontinued operations              --                561             --            (14,737)            --
                                                  -------------    -------------    -------------    -------------    -------------

Net Income (Loss)                                 $    (206,172)   $      (3,514)   $    (802,001)   $     (36,404)   $    (867,285)
                                                  =============    =============    =============    =============    =============

Income (Loss) per Common Share
   Continuing Operations                          $        --      $        --      $       (0.01)   $        --
   Discontinued Operations                        $        --      $        --      $        --      $        --
                                                  -------------    -------------    -------------    -------------
   Net Income (Loss)                              $        --      $        --      $       (0.01)   $        --
                                                  =============    =============    =============    =============

Weighted Average Shares Outstanding                  84,143,945      154,578,624       94,252,550      154,578,624
                                                  =============    =============    =============    =============

                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 28,
                                                                                                        2003
                                                                   For the Nine Months              Inception of
                                                                   Ended September 30,              Exploration
                                                          -------------------------------------
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (802,001) $          (36,404) $         (867,285)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation                                                       3,355                   -               3,355
   Non-Cash Management Fees                                               -               4,500                   -
   Common stock issued for accounts payable                          25,000                   -              25,000
   Net (Income) Loss from
     Discontinued Operations                                              -              14,737                   -
(Increase) decrease in other assets & prepaids                       26,560               1,570             (13,420)
Increase (decrease) in accounts payable
   and accrued expenses                                             122,603               8,394             155,468
                                                          -----------------  ------------------  ------------------
Net cash used by continuing operations                             (624,483)             (7,203)           (696,882)
Net cash used by discontinued operations                                  -             (14,737)                  -
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                              (624,483)            (21,940)           (696,882)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                  (30,008)                  -             (30,008)
Acquisition of oil & gas property interests                      (1,747,366)                  -          (2,152,366)
Proceeds on sale of Netcash (net of cash)                                 -                   -              25,000
                                                          -----------------  ------------------  ------------------
Net cash used by continuing operations                           (1,777,374)                  -          (2,157,374)
Net cash used by discontinued operations                                  -              (5,816)                  -
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                            (1,777,374)             (5,816)         (2,157,374)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from loans payable                                         250,000                   -             250,000
Proceeds from shareholder loans                                           -                   -             445,000
Proceeds on sale of common stock                                  1,655,000                   -           2,155,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                        1,905,000                   -           2,850,000
                                                          -----------------  ------------------  ------------------

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 28,
                                                                                                        2003
                                                                   For the Nine Months              Inception of
                                                                   Ended September 30,              Exploration
                                                          -------------------------------------
                                                                2004                2003               State
                                                          -----------------  ------------------  ------------------

Effect of exchange rate changes                                           -              (2,400)                  -

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                      (496,857)            (30,156)             (4,256)
Cash and Cash Equivalents at
   Beginning of the Period                                          502,428              39,983               9,827
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $           5,571  $            9,827  $            5,571
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
-----------















                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         This summary of accounting policies for Silver Star Energy, Inc. (an exploration state company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2004 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                For the three months ended September 30, 2004
BASIC INCOME (LOSS) PER SHARE
   Continuing Operations                                  $        (206,172)         84,143,945  $                   -
   Discontinued Operations                                                           84,143,945
                                                          -----------------  ------------------  ------------------
Loss available to common shareholders                     $        (206,172)         84,143,945  $                   -
                                                          =================  ==================  ==================

                                                                For the three months ended September 30, 2003
BASIC INCOME (LOSS) PER SHARE
   Continuing Operations                                  $          (4,075)        154,578,624  $                   -
   Discontinued Operations                                $             561         154,578,624  $                   -
                                                          -----------------  ------------------  ------------------
Loss available to common shareholders                     $          (3,514)        154,578,624  $                   -
                                                          =================  ==================  ==================

                                                                For the nine months ended September 30, 2004
BASIC INCOME (LOSS) PER SHARE
   Continuing Operations                                  $        (802,001)         94,252,550  $           (0.01)
   Discontinued Operations                                                           94,252,550  $                   -
                                                          -----------------  ------------------  ------------------
Loss available to common shareholders                     $        (802,001)         94,252,550  $           (0.01)
                                                          =================  ==================  ==================

                                                                For the nine months ended September 30, 2003
BASIC INCOME (LOSS) PER SHARE
   Continuing Operations                                  $         (21,667)        154,578,624  $                   -
   Discontinued Operations                                $         (14,737)        154,578,624  $                   -
                                                          -----------------  ------------------  ------------------
Loss available to common shareholders                     $         (36,404)        154,578,624  $                   -
                                                          =================  ==================  ==================

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three and nine months ended September 30, 2004 and 2003 are not presented as it would be anti-dilutive.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

         In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 does not affect the Company's financial position or results of operations.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

         During the nine months ended September 30, 2004, the Company paid an additional $409,898 towards the exploration and development of one of the oil and gas prospects in Alberta. These costs have been capitalized.

         In the event that the Company does not provide the funds as required, the Company will retain no interest in the prospects.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

         During the nine months ended  September 30, 2004, the Company  incurred
$371,829  in  exploration   and  development   costs.   These  costs  have  been
capitalized.

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

         During the nine months ended  September 30, 2004, the Company  incurred
$502,375  in  exploration   and  development   costs.   These  costs  have  been
capitalized.

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

         On June 30, 2004, the Company received share subscription proceeds of $275,000 for 500,000 shares of restricted common stock pursuant to the Private Placement Financing announced on November 25, 2003. During the three months ended September 30, 2004, 500,000 shares were issued in accordance with the $275,000 in subscription proceeds received.

         On August 18, 2004, the Company issued 250,000 shares of common stock for $25,000 in accounts payable.

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

                            SILVER STAR ENERGY, INC.
                         (An Exploration State Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (continued)

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

NOTE 9 - NOTES PAYABLE

         On August 24, 2004, the Company received a loan of $150,000 with an interest rate of 8%. The loan is due on August 24, 2005. On September 2, 2004, the Company received a loan of $100,000 with an interest rate of 8%. This loan is due on September 2, 2005.

NOTE 10 - DISCONTINUED OPERATIONS

         On October 28, 2003, 657333 B.C. Ltd., doing business as Netcash, a wholly owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

         Operating results of this discontinued operation for the three and nine months ended September 30, 2004 and 2003 are shown separately in the accompanying consolidated statement of operations. The operating statements for the three and nine months ended September 30, 2003 have been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three and nine months ended September 30, 2004 and 2003 consist of:


                                           For the three months ended              For the nine months ended
                                                  September 30,                          September 30,
                                      -------------------------------------  --------------------------------------
                                            2004                2003                2004                2003
                                      -----------------   -----------------  ------------------  ------------------

Sales                                 $               -   $           6,126  $                -  $           13,887
Operating Expenses                                    -              (5,565)                  -             (28,624)
                                      -----------------   -----------------  ------------------  ------------------
Net Income (Loss)                     $               -   $             561  $                -  $          (14,737)
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

PLAN OF OPERATIONS

CALIFORNIA

         During the third quarter it has been determined that A.O.F. (absolute open flow rates at the sand face) rate on the "Archer-Whitney #1" well to be in excess of 12 million cubic feet per day. The recent flow test gas analysis returned a B.T.U. content of 940 and reservoir engineers report that Silver Star can expect excellent deliverability under producing conditions. Silver Star has discovered a new gas reservoir and production rates will be established after the well is tied-in to pipeline. The Company executed an Authority for Expenditure (A.F.E.) for the Company's working interest share of the North Franklin Project pipeline cost. Silver Star advanced the payment in full to the operator totaling $150,000 for the Company's 40% working interest share of the North Franklin pipeline cost. Silver Star advanced funds in full for additional acreage that has been added to the Area of Mutual Interest (A.M.I.) surrounding North Franklin covering 400 acres. The North Franklin Project land holdings under lease now totals approximately 1,800 acres. These new leases cover the pipeline route as well as expand the coverage of the underlying Winters formation adding to the potential reserves of the North Franklin gas reservoir.

         The North Franklin Project and the underlying newly discovered Winters gas reservoir contains the "Archer-Whitney # 1" well. Once connected to pipeline, Silver Star will be in a cash flow positive situation and a commercial gas producer. A contract is in place with a natural gas purchaser and pipeline construction will be completed in Q4. Once a connection and tie-in is completed, the well will be evaluated as to I.P.R.'s (Initial Production Rates). Silver Star is optimistic that gas flow rates will be similar to area analog gas fields and that 5,000 mcf/day is a realistic target. Silver Star continues to work closely with the operator and the generators of the play as to future well locations, reserve estimations and overall reservoir engineering as we move closer to the commencement of commercial gas production. Silver Star Energy, Inc. continues to aggressively develop the North Franklin Gas Project by constructing pipeline and tie-in of the "Archer-Whitney #1" natural gas well. This well has made Silver Star a near-term commercial gas producer in the state of California. The pipeline construction included a route survey, site facilities construction and laying of the pipe.

         Silver Star announced that the Company has executed acquisition and joint operating agreements on five (5) natural gas prospects in California. Silver Star has joined in an exploration project on these prospects located throughout the Sacramento Basin. Silver Star is a 7.5% carried working interest on four of the prospects and has acquired a 25% carried working interest in the fifth. Silver Star, under the terms of the agreements is carried through the drilling and completion of the first well on each of the five prospects. The cumulative potential natural gas reserves in the five newly acquired prospects are in excess of 100 Bcf. Gas. Each separate gas play has been chosen as a moderate risk, high probability of success gas target with good quality seismic anomalies in known gas producing formations. There is 3D Seismic information, good geological control and analog fields spread throughout the basin. The drilling of the first prospect is targeted in Q4 (weather dependent) at which time, when the well is spudded, more information regarding the specifics of each play will be made available due to the intense competition between gas exploration and development companies all competing for the best quality prospects in the Sacramento Basin. As the prices of natural gas continue to rise as seen in gas futures trading above the $7.00 per mcf range, high quality gas prospects are of a competitive nature.

         Silver Star is carried on all costs related to the prospect through the licensing, permitting, drilling and completion of the first well on each project. In the event of a successful gas well being drilled, Silver Star would then, following testing and completion, be responsible for the working interest costs of well tie-in and pipeline. Silver Star would also then be a working interest participant on any additional gas wells drilled.

ALBERTA

         Also during the third quarter we announced details of the completion program at the Evi Project "7-11" well located in Alberta. The completion program was designed to test potential oil- bearing zones that were indicated by the presence of oil on logs. Following perforation of the casing, testing of a
7.0 metre section of the Slave Point Formation commenced. Testing has concluded that the "7-11" well was completed as an oil well and that the well has established that the Slave Point is oil bearing at this location. Log analysis indicates that the oil reservoir in this well is better than in a nearby well that produced over 100,000 barrels of oil to-date and is still producing and this nearby well required fracture stimulation to be a commercial producer. The swab testing on the "7- 11" well indicated that the Silver Star's well was not producing at commercial rates under the well's current state of completion and that the well requires fracture stimulation of the formation. Silver Star and Transaction Oil and Gas Ventures have prepared a "fracture stimulation" program at Evi and plan on implementation of it during Q4 2004 or Q1 2005 weather dependant.

         Silver Star received notification that the Alberta Government granted the Company on EVI lands SE 1/4 11-87-11W5M that surround and include the 7-11 well a "continue indefinitely" pursuant to Section 15 of the P & NG Tenure Regulation. This means the well and lands are "held by production" to the base of the Slave Point formation. Silver Star's newly granted status and the validation by Alberta Energy shows that production now holds the EVI lease for Silver Star in perpetuity.

SUBSEQUENT EVENTS

         Silver Star has also designed and engineered a multi-well program at the Joarcam lands, southeast of Edmonton. The comprehensive drilling plan designed by Silver Star and Transaction Oil and Gas Ventures, the operator, include four locations. The "13-27" location was recently added and will be drilled based on information gathered from a new producer on a neighboring lease. The "13-27" will directly offset Enermark's new "16-28-47-20W4M" well that has produced in the first 26 days at a rate of 74 barrels per day with only a 37% water cut. Transaction Oil and Gas Ventures engineered four drilling locations. The four locations are designated "13-27", "13-22", "5-27" and

"5-22". The four locations are now at a varied status of surveying, permitting and licensing. Site preparation of the first location will be commencing shortly and Silver Star anticipates the spud of the first well dependant on rig availability.

         Currently, the 38 degree API light oil at Joarcam has been priced at over $66.00 CDN per barrel. The project is a low risk development property with oil at a shallow depth and with a short payback period and long life reserves in the "Viking C" pool adjacent to the established Joarcam Viking pool, the largest Viking hydrocarbon accumulation in Alberta, Canada.

         The four wells now planned for Joarcam with the addition of the "13-27" location are part of an overall development strategy that could see up to 16 well locations ultimately be drilled. With success at Joarcam, it is anticipated that the field could produce 500 barrels of oil per day (bbls/d) if fully developed. Oil wells at Joarcam demonstrate very shallow decline curves. The prospect lands are located about 25 miles southeast of Edmonton, Alberta and there is year round access to the property.

         At the time of writing, the Company was preparing to begin the drilling of the 5-27 oil well that is offset by 100 metres to a new producer across the lease boundary. Silver Star expects a similar production rate between 60-65 barrels per day of top quality light crude from the well and plans to complete this venture prior to the end of October.

         The natural gas pipeline construction and tie-in of the Archer-Whitney #1 gas well at the North Franklin Project is nearing completion. Silver Star anticipates the well to be tied-in during November, 2004. Once finished, the tie-in of the Archer-Whiney #1 well will mark the commencement of production. Silver Star will announce immediately when the well is tied-in and update gas flow rates when they are made available. The current gas price from PG&E-Citygate at time of writing is $6.75 and prices are expected to rise during the fall and winter.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

ITEM 2.  CHANGES IN SECURITIES

         On June 30, 2004, the Company received share subscription proceeds of $275,000 for 500,000 shares of restricted common stock pursuant to the Private Placement Financing announced on November 25, 2003. During the three months ended September 30, 2004, 500,000 shares were issued in accordance with the $275,000 in subscription proceeds received.

         On August 18, 2004, the Company issued 250,000 shares of common stock for $25,000 in accounts payable.

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

DATE:       November 3, 2004


By:  /s/ Robert McIntosh
Robert McIntosh
President, CEO & Director

By:  /s/ David Naylor
David Naylor
Treasurer, Director