Form 10KSB
period 2004-12-31
SILVER STAR ENERGY INC
filed 2005-02-14
CIK 1216964

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2004

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                         To
                              ------------------------    ---------------------


Commission file number         333-102930
                       -------------------------------------

                            SILVER STAR ENERGY, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

                    Nevada                              11-2867201
                   ------                              ----------
              State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization          Identification No.)


      11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064
      --------------------------------------------------------------------
               (Address of principal executive offices) (zip code)


Issuer's telephone number                               (310) 477-2211
                                                       ---------------


Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         At January 26, 2005, the aggregate market value of all shares of voting stock held by non- affiliates was approximately $86,740,846. In determining this figure Registrant has assumed that all directors and executive officers are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2004, was as follows: 85,021,035 common shares, $.001 par value per share.

Total revenues for fiscal year ended December 31, 2004: $0

At December 31, 2004 the number of shares of common stock outstanding was 85,021,035.

Transitional Small Business Disclosure Format (check one): Yes  ; No X

                                     PART I



                         ITEM 1 DESCRIPTION OF BUSINESS


         Silver Star Energy, Inc. is an oil and gas exploration and development company listed on the OTC: BB under the symbol SVSE and on the Berlin/Frankfurt exchange as A0BLP5.

         Silver Star's primary objective is to identify, acquire and develop significant working interest percentages in underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers. Exploration and development drilling over a twelve to twenty-four month period should enable Silver Star to meet corporate goals of targeted oil and gas production of a minimum of 1,000 BOE plus per day. Silver Star projects that over time, the oil and gas projects will generate sufficient cash flow to self-finance and allow necessary development costs to be borne through cash flow generation. The Company expects that a return on investment of no more than two years will satisfy the requirements of investors.

         Silver Star seeks opportunities in undervalued oil and gas projects that promise a high rate of return, include proximal access to commercial distribution, and are applicable to modern oil and gas engineering technology. In essence, Silver Star's management is targeting projects that represent substantial growth with minimum risk exposure. As a result of acquiring high quality, low risk prospects via key strategic partnerships, Silver Star is focused on two particular areas with specific development potential: the province of Alberta in Canada and the state of California in the United States.

         The province of Alberta, Canada, is the world's ninth largest oil producer and third largest natural gas producer, providing over two-thirds of Canada's energy. California is the fourth- largest energy-producing state in the U.S., and as the world's eighth-largest economy, it ranks second nationwide in total energy consumption, yet produces only 16% of the natural gas required to satisfy demands.

         Silver Star practices a sensible and intelligent approach to oil and gas exploration, ensuring a closely monitored cash flow while providing direct, singular access to a roster of qualified engineers, drilling and development specialists, geologists and geophysicists. The overall corporate mandate is to identify, acquire and develop profitable interests in oil and gas projects. Through the use of modern development techniques such as horizontal drilling in and 3-D seismic imaging, production from underdeveloped and underutilized projects can be greatly increased. The Company exercises full due diligence when acquiring projects in order to fully evaluate their potential.

PROSPECT DESCRIPTION: EVI

         The Evi play targets the Middle to Upper Devonian Granite Wash Formation. The prospect lands, NE/4 Section 10 and S/2 Section 11-87-11 W5M, are located directly adjacent to the Evi Keg River B and Granite Wash P pool and are surrounded by a number of other Granite Wash producing oil wells. One producing oil well at 13-2 has encountered the edge of the Company's prospective pool. This field is located approximately 180 miles northeast of Grande Prairie, Alberta.

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

PROSPECT DESCRIPTION: VERDIGRIS LAKE

         The Verdigris Lake prospect targets two potential zones, the Bow Island formation and the Sunburst Sandstone member of the Lower Cretaceous Mannville Group, both of which are gas plays. The prospect lands, section 20-3-15 W4M, are located in southeastern Alberta, 15 miles north of Coutts.

BOW ISLAND

         The Bow Island is relatively well washed and variably shaly, fine to coarse grained sandstone, with interbedded siltstone and mudstone and with generally subordinate conglomerate and pebbly sandstone. The well washed sandstones characteristically exhibit tabular cross laminae, but ripple- drift and trough types and horizontal laminae also occur. The shaly sandstones include bioturbated deposits several metres thick, with variable proportions of mudstone as discontinuous partings and sequences, made up of thin, graded sandstones and siltstones, regularly alternating in vertical succession with thin mudstones and shales. Varicolored chert and reworked-relict, nodular phosphorite are noteworthy coarse components of the conglomerates. Coalified plant fragments are locally abundant. The mudstones and shales are dark grey and noncalcareous. Bentonites and concretionary layers of siderite are also present.

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

         Effective December 5, 2003, We executed a second Exploration Program Agreement with Archer Exploration Inc. known as the Winter Pinchout South Sacramento Valley Prospect ("WP") which provides for the development of three initial oil and gas wells located in the State of California. We will earn a 100% working interest (76% net revenue interest) in the prospect in consideration of payment of $100,000USD upon signing of the agreement and in consideration of providing the additional funds required for the development of the three wells, which we estimate to be approximately USD $3,929,000. The Company has advanced $100,000USD, being the obligation at signing of the agreement and an additional $220,000 for the acquisition of 3D seismic data.

PROSPECT DESCRIPTION:  NORTH FRANKLIN PROSPECT

         The North Franklin prospect is situated along and is part of the "Eastside Winters Stratigraphic Trend" which, based on historical data, has produced in excess of 450 Bcf gas to date. The prospect is located in Sacramento County between the cities of Stockton and Sacramento.

         The prospect potential is based on a 450 acre land position that has an average "pay" sandstone gas reservoir thickness of 75 feet and, based on regional historical well data, a recovery factor of 1,200 Mcf/acre. The stratigraphic traps are deep-water basin sand-shale formations that upslope within a proximal submarine canyon facies. After deposition of the sand, the canyon filled with thick impermeable shales measuring over 600 feet thick, forming both lateral and overlying seals to trap hydrocarbons.

         The Company anticipates that a total of 6 test wells can be drilled to test for the presence of hydrocarbons. Drilling of the first test well will commence in the second quarter of 2004.

OTHER CALIFORNIA PROJECTS:

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

INDUSTRY OVERVIEW

ALBERTA

         According to Alberta Energy & Utilities Board Report "ALBERTA'S RESERVES 2002 & SUPPLY/OUTLOOK 2003-2012": The Western Canadian province of Alberta holds tremendous potential for oil and gas production and is ranked as the ninth largest oil producer and third largest natural gas producer in the world. Additionally, Alberta's oil sands contain the largest crude bitumen resource in the world, consisting of approximately 315 billion barrels of potentially recoverable crude. Alberta's 2002 production from all sources was
1.54 million barrels/day and is forecast to reach 2.7 million barrels/day by 2012. Additionally, Alberta's remaining established reserves of natural gas at the end of 2003 stood at 42 Tcf. To-date, much of Alberta's gas development has centered on shallow gas within southeastern Alberta, where over half of the province's gas-producing wells are located but only sixteen percent of natural gas is currently produced.

CALIFORNIA

         California is the 4th largest oil producing state in the United States, behind Louisiana, Texas, and Alaska. California has an estimated reserve of 3.4 billion barrels of recoverable crude oil. As the world's eighth-largest economy, California ranks second nationwide in total energy consumption yet produces a mere 16 percent of the natural gas it requires to satisfy demands. California government agencies are actively searching for incentives and solutions to increase natural gas production and infrastructure within the state to help increase supply to meet this growing demand and the State will readily buy up any supplies produced. California possesses an excellent infrastructure of natural gas pipelines to transmit production throughout the State, which translates into easier, timely and less- costly market delivery. This information was gathered from the Summary of the California Energy Commission's 2003 Integrated Energy Policy report.

EMPLOYEES

         As of the date of this Report, we do not have any employees other than our directors and officers.

         We have  executed  a  Consulting  Agreement  with our  Chief  Executive
Officer, Robert McIntosh whereby he will provide us with general management consulting services for a monthly retainer of $7,000.

         We have further executed a consulting agreement with David Naylor, our Director and Chief Executive Officer, whereby he will provide us with general financial and administrative consulting services for a monthly retainer of $5,500. Both agreements can be cancelled by either party with a month's notice of termination.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO ACQUIRE ANY ASSETS

         As of December 31, 2004, we had cash on hand in the amount of $138,005. These funds are not sufficient to meet our obligation in connection to the Oil and Gas exploration and development interests that we purchased. In order to meet these obligations or acquire any additional business interest, we will have to raise funds necessary to meet our present Business obligations or to finance new operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

         We have arrangements for limited financing and we can provide no assurance that we will be able to obtain the additional required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

         o         Market conditions;
         o         Investor acceptance of potential business assets; and
         o         Investor sentiment.

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

FORWARD-LOOKING STATEMENTS

         This Annual Report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward- looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section and elsewhere in this Report.



                         ITEM 2 DESCRIPTION OF PROPERTY


         Our executive offices are located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California, 90064. Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

         On February 20, 2004, the Company entered into a lease agreement for approximately 900 square feet of office space at 1701 Westwind Drive, #119, in Bakersfield, California. The lease expires February 28, 2005 and continues on a month to month basis after that date. The lease payments are $1,040 per month.



                            ITEM 3 LEGAL PROCEEDINGS


         There are no legal proceedings pending or threatened against us.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         None.

                                     PART II


                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The stock is traded on the OTC Bulletin Board with the trading symbol SVSE.OB.

         Our shares of common stock have been quoted for trading on the National Association of Securities Dealers' OTC Bulletin Board since June 12, 2003. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning June 12, 2003 (first day of trading) to December 31, 2004.



                        2003                               HIGH                LOW
June 12, 2003 to June 30, 2003*                        $          0.00    $           0.00
July 1, 2003 to September 30, 2003*                    $          0.00    $           0.00
October 1, 2003 to December 31, 2003**                 $          1.74    $           0.04

                        2004                               HIGH                LOW
January 1, 2004 to March 31, 2004                      $          2.04    $           1.12
April 1, 2004 to June 30, 2004                         $          1.62    $           0.71
July 1, 2004 to September 30, 2004                     $          0.80    $           0.51
October 31, 2004 to December 31, 2004                  $          1.40    $           0.56

                  *        There  were no  trading  activities  of shares in our
                           common stock during this period.
                  **       Adjusted for 24:1 forward stock split.

         The above quotations are taken from information provided by Yahoo Finance and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The number of shareholders of record of the Company's common stock as of January 19, 2005 was approximately 8,205.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On December 5, 2003, the Company received $500,000 in subscription proceeds from a director and officer for the purchase of 444,444 common shares of the company's stock pursuant to a Regulation S Private Placement Financing which was announced on November 25, 2003 and whereby the Company plans to issue up to 3,555,556 common shares of its capital stock at $1.13 per share. During the three months ended March 31, 2004, the Company received subscription proceeds of $750,000 pursuant to the Private Placement Financing. During the three months ended March 31, 2004, 1,112,102 shares were issued in accordance with the $1,250,000 in subscription proceeds received.

         On March 23, 2004, the Company entered into an agreement with two shareholders for the shareholders to surrender for cancellation 24,600,000 regulation 144 restricted shares of the Company's common stock.

         During the three months ended June 30, 2004, the Company received subscription proceeds of $630,000 pursuant to the Private Placement Financing. During the three months ended June 30, 2004, 661,915 shares were issued in accordance with the $630,000 in subscription proceeds received.

         On June 30, 2004, the Company received share subscription proceeds of $275,000 for 500,000 shares of restricted common stock pursuant to the Private Placement Financing announced on November 25, 2003. During the three months ended September 30, 2004, 500,000 shares were issued in accordance with the $275,000 in subscription proceeds received.

         On August 18, 2004, the Company issued 250,000 restricted shares of common stock for $25,000 in accounts payable.

         On October 18, 2004, the Company issued 156,000 restricted shares of common stock for consulting expense of $15,600.

         On November 23, 2004, the Company issued 362,394 shares of common stock for debt issue costs of $350,000 associated with the Company's issuance of convertible debt.


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


CALIFORNIA

NORTH FRANKLIN:

         On May 12, 2005 the Company was preparing to spud the "Archer-Whitney #1" well at the North Franklin Project, in the Sacramento Basin of California. Drilling funds were advanced to the operator totaling $500,000 for the initial 7,800 foot test well. The project is situated along the "Eastside Winters Stratigraphic Trend" which has produced in excess of 450 Bcf gas. The North Franklin Project is located in Sacramento County, between the cities of Stockton and Sacramento. The North Franklin Project has, under lease, approximately 1,000 gross acres. The multi-objective gas reservoir target is thick, deep-water basin Winters Formation sands that are permeable, upper Cretaceous sandstones. Based on 450-acre closure, the potential prospect reserves are estimated at 40.5 Bcf of gas with analog wells nearby having initial production rates of 7,000 mcf per day. Silver Star has retained a 40% interest in the play and has farmed out a 20% interest to Fidelis Energy, Inc. for an additional $250,000 giving Fidelis a 35% working interest. Under the terms of the agreement, Fidelis contributed $500,000 towards the drilling and completion of the "Archer-Whitney #1" well and is now participating as a full working interest partner on all further costs including drilling of any additional wells and pipeline construction on the project.

         Silver Star began the development of the North Franklin Project with the spud of the "Archer-Whitney #1" well on May 14th. The well was drilled to a total depth of 8,000 feet where a suite of electronic well logs was run. Resistivity and Sonic logs showed clean sand pay with 100% gas fill-up within the pay zone and the completion of the well and results were announced on June 21st. A 6.0-foot section of Winters sand that was 100% gas filled was perforated and flow tested. Gas was flowed under a four-point test to a maximum of 2.065 million cubic feet/day. At the culmination of the test, gas was flowing at 1.975 million cubic feet per day with a tubing pressure of 2,900 p.s.i on an 8/64ths choke. Casing pressure was increasing at the end of the testing period to 2,970 p.s.i. No formation water was encountered during the test. The A.O.F. (absolute open flow rates at the sand face) rate on the "Archer-Whitney #1" well to be in excess of 12 million cubic feet per day. The recent flow test gas analysis returned a B.T.U. content of 940 and reservoir engineers report that Silver Star can expect excellent deliverability under producing conditions. Silver Star has discovered a new gas reservoir and production rates will be established after the well is tied-in to pipeline. The Company executed an Authority for Expenditure (A.F.E.) for the Company's working interest share of the North Franklin Project pipeline cost. Silver Star advanced the payment in full to the operator totaling $150,000 for the Company's 40% working interest share of the North Franklin pipeline cost. Silver Star advanced funds in full for additional acreage that has been added to the Area of Mutual Interest (A.M.I.) surrounding North Franklin covering 400 acres. The North Franklin Project land holdings under lease now totals approximately 1,800 acres. These new leases cover the pipeline route as well as expand the coverage of the underlying Winters formation adding to the potential reserves of the North Franklin gas reservoir.

         The North Franklin Project and the underlying newly discovered Winters gas reservoir contains the "Archer-Whitney # 1" well. Once connected to pipeline, Silver Star will be in a cash flow positive situation and a commercial gas producer. A contract is in place with a natural gas purchaser and pipeline construction is anticipated to be completed shortly. Once a connection and tie-in is completed, the well will be evaluated as to I.P.R.'s (Initial Production Rates). Silver Star is optimistic that gas flow rates will be similar to area analog gas fields and that 5,000 mcf/day is a realistic target. Silver Star continues to work closely with the operator and the generators of the play as to future well locations, reserve estimations and overall reservoir engineering as we move closer to the commencement of commercial gas production. Silver Star Energy, Inc. continues to develop the North Franklin Gas Project by constructing pipeline and tie-in of the "Archer-Whitney #1" natural gas well. This well has made Silver Star a near-term commercial gas producer in the state of California. The pipeline construction included a route survey, site facilities construction and laying of the pipe.

         Silver Star has discovered a new gas reservoir and production rates will be established after the well is tied-in to pipeline. The operator of the North Franklin has negotiated and executed a contract with a California gas purchaser and pipeline company. Commercial production is anticipated in Q4. Currently, reservoir geologists are conducting a geological mapping review and outlining reservoir parameters with newly acquired 2D seismic. When completed, additional well locations will be proposed. The second well site has now been chosen and additional wells will be drilled subject to rig availability following the tie-in and a period of commercial production of the "Archer-Whiney # 1". Drilling of a second well is planned for Q1 2005.

OTHER PROJECTS:

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

ALBERTA

EVI:

         The completion program was designed to test potential oil-bearing zones that were indicated by the presence of oil on logs. Following perforation of the casing, testing of a 7.0 meter section of the Slave Point Formation commenced. Testing has concluded that the "7-11" well was completed as an oil well and that the well has established that the Slave Point is oil bearing at this location. Log analysis indicates that the oil reservoir in this well is better than in a nearby well that produced over 100,000 barrels of oil to-date and is still producing and this nearby well required fracture stimulation to be a commercial producer. The swab testing on the "7-11" well indicated that the Silver Star's well was not producing at commercial rates under the well's current state of completion and that the well requires fracture stimulation of the formation. Silver Star and Transaction Oil and Gas Ventures have prepared a "fracture stimulation" program at Evi and plan on implementation of it during Q4 2004 or Q1 2005 weather dependant.

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

         Silver Star's completion program at the Evi Project "7-11" well located in Alberta is ongoing. The completion program was designed to test potential oil-bearing zones that were indicated by the presence of oil on logs. Following perforation of the casing, testing of a 7.0 meter section of the Slave Point Formation commenced.

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

JOARCAM:

         Silver Star has also designed and engineered a multi-well program at the Joarcam lands, southeast of Edmonton. The comprehensive drilling plan designed by Silver Star and Transaction Oil and Gas Ventures, the operator, include four locations. The "13-27" location was recently added and will be drilled based on information gathered from a new producer on a neighboring lease. The "13-27" will directly offset Enermark's new "1628-47-20W4M" well that has produced in the first 26 days at a rate of 74 barrels per day with only a 37% water cut. Transaction Oil and Gas Ventures engineered four drilling locations. The four locations are designated "13-27", "13-22", "5-27" and "5-22". The four locations are now at a varied status of surveying, permitting and licensing. Site preparation of the first location will be commencing shortly and Silver Star anticipates the spud of the first well dependant on rig availability. Currently, the 38 degree API light oil at Joarcam has been priced at over $57.00 CAD ($46.00 USD) per barrel. The project is a low risk development property with oil at a shallow depth and with a short payback period and long life reserves in the "Viking C" pool adjacent to the established
Joarcam Viking pool, the largest Viking hydrocarbon accumulation in Alberta, Canada.

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

SUBSEQUENT EVENTS

         Having secured the recently announced financing with Cornell Capital Partners, LP this influx of capital funding will allow Silver Star to undertake developmental drilling and fund other operations while the cash flow from North Franklin begins to come on-stream. Additionally, the SEDA of up to a further $10 million to draw on allows us access to further capital, as required, to finance various exploration and development projects.

         Now that Silver Star is fully capitalized, the Company can aggressively undergo the development of the Company's core assets at the North Franklin, Joarcam and EVI projects. An update of each of these projects is as follows:

         Silver Star Energy, Inc. has completed virtually the entire pipeline to tie-in the "Archer- Whitney #1" well at the North Franklin Project, Sacramento California except for at short 177' section governed by the U.S. Fish and Wildlife Service. The permit to complete this tie-in of the well was subject to a lengthy application and approval process from the government Fish and Wildlife Service having to do with an easement covering the 177' under which the pipeline must pass.

         With the absence of surface disturbance or other detrimental impact, Silver Star initially estimated a short approval process. However, the Project was subsequently required to submit a full application including environmental survey, appraisal and engineering for the proposed underground boring and pipeline extension. The permit has been fully processed out of the Sacramento office where they fulfilled all necessary Compatibility Determinations and NEPA requirements by Refuge personnel for the ROW (right of way) permit at Stone Lakes NWR.

         The appraisal to estimate fair market value has been completed that pertains to the value of the underlying land and any potential disruption that would impact this value. No impact was determined, thus the review of the appraisal has been completed and approved.

         There is a further requirement to post a notice to the public via Federal Register the fact that an application for a ROW has been submitted. This gives the general public notification in the event they wish to comment. This request was submitted to the appropriate government offices in December.

         Silver Star is now waiting on the receipt of notice by Sacramento and we have been informed that the permit is ready to be signed and issued. Once the permit is received, which is expected at any time, tie-in and initial production of natural gas can occur within a matter of days. As previously announced, a contract is in place with a natural gas purchaser. Once connection and tie-in is completed, the well will be evaluated as to I.P.R.'s (Initial Production Rates). Silver Star is optimistic that gas flow rates will be similar to area analog gas fields and that 5,000 mcf/day is a realistic target.

         Silver Star has further prepared a second gas well permit application that was made in mid- October at North Franklin and that the joint venture partners received the approved permit on November 1st. The Company and partners are currently negotiating for a drilling rig and will soon be able to announce the spud date of the well. Silver Star has advanced funds to the operator to prepare the next location and will spud a well dependant on local weather conditions and rig availability.

         At Joarcam, Silver Star has advanced funds in full to the operator, Transaction Oil and Gas Ventures, that cover the drilling and completion of the "13-27" oil well location at the Joarcam Project, Alberta Canada. Funding for the drilling has come from financing by Cornell Capital Partners, LP. The "13-27" location was chosen based on fresh data gathered from a new producer on a neighboring lease offset to Enermark's recent well that is producing at a rate of approximately 75 barrels per day. As the Silver Star location is directly adjacent to this producer, the Company looks forward to a high probability of success with anticipated production at similar rates. The Company at time of writing has secured a drilling rig, and a spud date will be announced shortly. Delays in drilling have been caused by an extensive and busy drilling season in Alberta due to the high prices of both oil and gas this winter. Securing a rig has been fiercely competitive with the availability being extremely tight. The 13-27 well was spudded on January 18th, 2005 and is drilling ahead at time of writing.

         The EVI "7-11" well still requires fracture stimulation to adequately assess the commercial viability of the well. As a winter road is the best access to the site, the frac of the well is planned for February. The Company will then address the results as to the development future of the lease. Silver Star has always expected a commercially viable well and continues to be positive as to the overall potential of the EVI leases.



                           ITEM 7 FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.



              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:


DIRECTOR'S   NAME                   AGE        POSITION WITH COMPANY

Robert McIntosh                     44      President, Chief Executive Officer, Director

David Naylor                        41      Treasurer, Chief Financial Officer, Director

         Set forth below is a brief description of the background and business experience of each of our executive officer and directors for the past five years.

MR. ROBERT MCINTOSH is a consulting geologist with over 20 years of proven experience in resource exploration and corporate development. He has designed, implemented, executed and managed programs in oil & gas, precious and base metals, and diamonds in the United States, Canada and abroad for both public and private companies. Mr. McIntosh is the former president of Mesa Resources Inc., a publicly listed exploration company from 1998 to 2003, and the former president of Tyrrell Geological Services Ltd. a private geological consulting firm from 1997 to 2003. Mr. McIntosh has been our Chief Executive Officer since November 2003. He has been involved in the evaluation, exploration and development of various oil and gas plays in Canada and the U.S. since 1997.

MR. DAVID NAYLOR is a Certified Management Accountant (CMA) with over fifteen years of experience. In this capacity as a financial management professional, he balances extensive accounting expertise and a highly analytical nature with the ability to improve management practices. From 1989 to 2000, he was devoted in assisting and leading a large media publishing company through a period of change. Subsequently from January 2000 to December 2000, he held the position of Chief Financial Officer and Secretary Treasurer for Emotive Solutions Inc, an enterprise technology sector company through transition into new areas of profitability. From January 2001to November 2003 he was the Business Manager for a Non-Profit Society and a Commodity Tax Auditor for the British Columbia Government.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."



                         ITEM 10 EXECUTIVE COMPENSATION


SUMMARY COMPENSATION

         The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by us for all services rendered in all capacities to us for the years ended December 31, 2004, 2003 and 2002.


                                                                                  Long Term Compensation
                                           Annual Compensation                  Awards            Payouts
                                          ---------------------                --------         -------------
            (a)              (b)      (c)           (d)        (e)         (f)        (g)          (h)      (i)
           ----              ---      ---           ---        ---         ---        ---          ---      ---
                                                              Other                Securities
                            Year                             Annual     Restricted Underlying            All Other
                            ----                             ------     ---------- ----------            ---------
                            Ended                            Compen-      Stock     Options/       LTIP   Compen-
                            -----                            -------      -----     --------       ----   -------
         Name and           Dec.     Salary        Bonus     sation     Award(s)     SAR's       Payouts   sation
         --------           ----     ------        -----     ------     --------     -----       -------   ------
    Principal Position       31      ($)(1)         ($)        ($)         ($)       (no.)         ($)      ($)
    ------------------       --      ------         ---        ---         ---       -----         ---      ---

-------------------------------------------------------------------------------------------------------------------

Robert McIntosh             2004            -             -          -          -             -         -    91,000
                                            -             -          -          -             -         -    ------
President/CEO
                            2003            -             -          -          -             -         -    14,000
                                            -             -          -          -             -         -    ------
Director                    2002            -             -          -          -             -         -         -
                                            -             -          -          -             -         -         -

David Naylor                2004            -             -          -          -             -         -    71,500
                                            -             -          -          -             -         -    ------
Treasurer/ CFO
                            2003            -             -          -          -             -         -     8,000
                                            -             -          -          -             -         -     -----
Director                    2002            -             -          -          -             -         -         -
--------                                    -             -          -          -             -         -         -



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record (or who was known by the Company to own beneficially) more than 5% of the 85,021,035 outstanding shares of common stock at January 11, 2005. This table also includes information as to the ownership of the common shares by each of the directors and executive officers of the Company, as well as by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                           NAME AND ADDRESS                   AMOUNT & NATURE                    PERCENT
TITLE OF CLASS             OF BENEFICIAL OWNER                OF BENEFICIAL OWNER                OF CLASS

Common Stock               Robert McIntosh                       7,800,000 shares                9.17%
                           #606 1414 Barclay St.                 President/CEO
                           Vancouver, British Columbia   Director
                           V6G 1J4

Common Stock               David Naylor                          2,444,444 shares                2.88%
                           804-750 West Pender Street            Treasurer/CFO
                      Vancouver, British Columbia Director
                           V6C 2T8


Common Stock               Naomi Patricia Johnson                10,000,000 shares               11.76%
                           2435 West 7th Ave.
                           Vancouver, British Columbia
                           V6K 1Y6

Common Stock               Sak Narwal                            13,400,000 shares               15.76%
                           #7 1926 Cedar Crescent
                           Vancouver, British Columbia
                           V6J 2R6

Common Stock               All executive officers and            10,244,444 shares               12.05%
                           directors as a group


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to consulting agreements dated November 15, 2003 the Company agreed to pay $5,500 per month to the CFO and director of the Company and $7,000 per month to the President and director of the Company.

         During 2003 and 2004, the Company entered into several acquisition agreements with 1048136 Alberta Ltd. The Company's current president, Robert McIntosh, was a director of 1048136 Alberta Ltd. and had resigned from that position prior to his involvement with the Company. Sak Narwal, a shareholder of the Company, was also a director of 1048136 Alberta Ltd and Scott Marshall, the majority shareholder of 1048136 Alberta Ltd., is the spouse of Naomi Patricia Johnston, owner of a 11.76% interest in the Company. Despite the existence of these related parties, the consideration exchanged under the Agreements described above was negotiated at "arms length," and the directors and executive officers of the Company used criteria used in similar uncompleted proposals involving the Company in comparison to those of 1048136 Alberta Ltd.

         At December 31, 2004, the Company owed $92,318 to 1048136 Alberta Ltd. for expenses related to corporate development.

         The Company has a "working interest" relationship with joint venture partner Fidelis Energy Inc. (FDEI: OTC: BB). Both companies have an interest in the North Franklin gas project in Sacramento, California. More recently in January 2005 Fidelis entered into an agreement to acquire an interest in 2 oil wells at the Joarcam Project located in Alberta Canada. The Company is earning a 70% working interest in the entire Joarcam Project. Fidelis has also entered into an agreement for the first right of refusal to acquire the remaining 30% working interest on all future drilling locations at Joarcam. Silver Star and Fidelis will collectively have acquired a 100% working interest at Joarcam.

         In addition, Silver Star and Fidelis management work closely in the evaluation of other potential, jointly feasible exploration prospects. Also, the two companies share a common origin in that certain beneficial shareholders of both companies have contributed to their formation.

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


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants.........................................F-1
Balance Sheets
  December 31, 2004, and 2003...................................................................................F-3
Statements of Operations
  For the Years Ended December 31, 2004 and 2003
  And for the Cumulative Period from October 28, 2003 (inception of exploration stage)
  To December 31, 2004 .........................................................................................F-5
Statement of Stockholders' Equity
  From October 11, 2002 (inception) to December 31, 2004   .....................................................F-6
Statements of Cash Flows
  For the Years Ended December 31, 2004 and 2003
  And for the Cumulative Period from October 28, 2003 (inception of exploration stage)
  To December 31, 2004 .........................................................................................F-9
Notes to Financial Statements
  December 31, 2004 and 2003...................................................................................F-11

2.     EXHIBITS
                        The following exhibits are included as part of this report:
Exhibit
Number           Title of Document

4.1 Standby Equity Distribution Agreement, dated November 24, 2004, between Cornell Capital Partners, L.P. and Sonoran Energy, Inc., filed on December 10, 2004 on Form 8-K/A

4.2 Registration Rights Agreement, dated November 24, 2004, by and between Sonoran Energy, Inc. and Cornell Capital Partners, LP, in connection with the Standby Equity Distribution Agreement, filed on December 10, 2004 on Form 8-K/A.

4.3      Escrow  Agreement,  dated November 24, 2004, by and between Silver Star
         Energy,

         Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP, in connection with the Standby Equity Distribution Agreement, filed on December 10, 2004 on Form 8-K/A.

4.4 Placement Agent Agreement, dated November 24, 2004, by and among Silver Star Energy, Inc., Monitor Capital, Inc. and Cornell Capital Partners, L.P., filed on December 10, 2004 on Form 8-K/A.

4.5 Securities Purchase Agreement, dated November 24, 2004, by and among Silver Star Energy, Inc. and Cornell Capital, LP, filed on December 10, 2004 on Form 8-K/A.

4.6 Form of 5% Secured Convertible Debenture, filed on December 10, 2004 on Form 8-K/A.

4.7 Security Agreement, dated November 24, 2004 between Silver Star Energy, Inc. and Cornell Capital Partners, LP, in connection with Security Purchase Agreement, filed on December 10, 2004 on Form 8-K/A.

4.8 Investor Registration Rights Agreement, dated November 24, 2004 by and between Silver Star Energy, Inc. and Cornell Capital Partners, LP, in connection with Security Purchase Agreement, filed on December 10, 2004 on Form 8-K/A.

4.9 Escrow Agreement, dated November 24, 2004, by and between Silver Star Energy, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP, in connection with the Security Purchase Agreement, filed on December 10, 2004 on Form 8-K/A.

4.10 Form of Warrant to Purchase common stock, in connection with Securities Purchase Agreement, filed on December 10, 2004 on Form 8-K/A.

10.1 Robert McIntosh's Consulting Agreement dated November 15, 2003, filed on April 21, 2004 on Form 10KSB/A.

10.2 David Naylor's Consulting Agreement dated November 15, 2003, filed on April 21, 2004 on Form 10KSB/A.

10.3 Robert McIntosh's Loan Agreement dated December 31, 2003, filed on April 21, 2004 on Form 10KSB/A.

10.4 Agreement dated October 21, 2003 between the Company and Adil Dinani disposing of 657333 BC Ltd. (Netcash), filed on November 13, 2003 on Form 8- K.

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

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

     (b) REPORTS FILED ON FORM 8-K

         On November 24, 2004, the Company filed a report on 8-K under Item 1.01 reporting a Stadby Equity Distribution Agreement with Cornell Capital Partners, L.P.



                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                  ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES

         The following table summarizes the fees billed to us by Robison, Hill & Company for professional services rendered for the year ended December 31, 2004. For the year ended December 31, 2003, the Company had engaged the firm of Dale Matheson Carr-Hilton Labonte, Chartered Accountants, to audit and review the financial statements. The total fees shown in the following table for 2003 were charged by Dale Matheson Carr-Hilton Labonte.

           Service                                     2004                   2003
------------------------------                  ------------------     ------------------
Audit Fees                                      $            8,080     $            9,700
Audit-Related Fees                                               -                      -
Tax Fees                                                       120                      -
All Other Fees                                                   -                      -
                                                ------------------     ------------------
Total                                           $            8,200     $            9,700
                                                ==================     ==================

AUDIT FEES. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

         The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                            SILVER STAR ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

                                                 TABLE OF CONTENTS

                                                                                                              Page

Independent Auditor's Report....................................................................................F-1

Balance Sheets
   December 31, 2004 and 2003...................................................................................F-3

Statements of Operations
   For the Years Ended December 31, 2004 and 2003
   And for the Cumulative Period from October 28, 2003 (inception of development stage)
   To December 31, 2004.........................................................................................F-5

Statement of Stockholders' Equity
   From September 25, 2002 (inception) to December 31, 2004 ....................................................F-6

Statements of Cash Flows
   For the Years Ended December 31, 2004 and 2003
   And for the Cumulative Period from October 28, 2003 (inception of development stage)
   To December 31, 2004.........................................................................................F-9

Notes to the Financial Statements
   December 31, 2004 and 2003..................................................................................F-11


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Silver Star Energy, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheet of Silver Star Energy, Inc. (a development stage company) as of December 31, 2004, and the related statements of operations and cash flows for the year ended December 31, 2004, and the statement of stockholders' equity from September 25, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Silver Star Energy, Inc. (a development stage company) for the year ended December 31, 2003, were audited by other auditors whose report thereon, dated January 28, 2004, expressed an unqualified opinion.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Star Energy, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 and the statement of stockholders' equity from September 25, 2002 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
January 31, 2005

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                          December 31,
                                                                              -------------------------------------
ASSETS                                                                               2004               2003
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $          138,005  $         502,428
  Prepaid Expense                                                                         18,825             40,000
                                                                              ------------------  -----------------

     Total Current Assets                                                                156,830            542,428
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                   7,751                  -
  Computers                                                                                6,222                  -
  Vehicles                                                                                18,316                  -
   Accumulated Depreciation                                                               (4,809)                 -
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     27,480                  -
                                                                              ------------------  -----------------

Other Assets
  Oil and Gas Properties                                                               2,586,353            405,000
  Debt Issue Costs, net of amortization of $11,059                                       441,441                  -
                                                                              ------------------  -----------------

     Total Other Assets                                                                3,027,794            405,000
                                                                              ------------------  -----------------

     Total Assets                                                             $        3,212,104  $         947,428
                                                                              ==================  =================

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                         December 31,
                                                                            ---------------------------------------
                                                                                   2004                 2003
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            75,893  $           45,113
  Accrued Liabilities                                                                     9,725                   -
  Notes Payable                                                                         450,000                   -
  Due to Related Party                                                                   92,318             445,000
                                                                            -------------------  ------------------

     Total Current Liabilities                                                          627,936             490,113

Convertible Debentures                                                                  753,904                   -
                                                                            -------------------  ------------------

     Total Liabilities                                                                1,381,840             490,113
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at December 31, 2004 and 2003                                      -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized.  85,021,035  issued and  outstanding  at  December  31, 2004 and
    154,578,624 issued and outstanding
    at December 31, 2003                                                                 85,021             154,579
  Paid in Capital in Excess of Par Value                                              3,056,658                   -
  Treasury Stock                                                                              -              (3,500)
  Share Subscriptions Received                                                                -             500,000
  Retained Deficit                                                                     (128,480)           (128,480)
  Deficit accumulated during the development stage                                   (1,182,935)            (65,284)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                       1,830,264             457,315
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         3,212,104  $          947,428
                                                                            ===================  ==================








                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                                      Since
                                                                                                   October 28,
                                                                                                       2003
                                                                  For the Year Ended               Inception of
                                                                     December 31,                  Development
                                                        --------------------------------------
                                                               2004              2003                 Stage
                                                        ------------------  ------------------  ------------------
Revenue                                                 $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

Expenses
  Consulting and Management Fees                                   239,295              56,439             295,734
  General and Administrative                                       746,438               4,820             751,258
  Professional Fees                                                107,230              25,692             111,255
                                                        ------------------  ------------------  ------------------
     Total Expenses                                              1,092,963              86,951           1,158,247
                                                        ------------------  ------------------  ------------------

Other Income ( Expense)
   Interest Expense                                                (24,688)                  -             (24,688)
                                                        ------------------  ------------------  ------------------

Net Income (Loss) from continuing operations                    (1,117,651)            (86,951)         (1,182,935)

Discontinued Operations
   Income (Loss) from discontinued operations                            -               4,730                   -
                                                        ------------------  ------------------  ------------------

Net Income (Loss)                                       $       (1,117,651) $          (82,221) $       (1,182,935)
                                                        ==================  ==================  ==================

Income (Loss) per Common Share
   Continuing Operations                                $           (0.01)  $                -
   Discontinued Operations                                               -                   -
                                                        ------------------  ------------------
   Net Income (Loss)                                    $           (0.01)  $                -
                                                        ==================  ==================

Weighted Average Shares Outstanding                             92,005,715         152,737,528
                                                        ==================  ==================





                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM SEPTEMBER 25, 2002 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                                          Deficit
                                                                                                                         Accumulated
                                                                                                                            From
                                                                                                                         October 28,
                                                                 Paid in                      Accumulated                   2003
                                                               Capital in             Share     Other                   Inception of
                                         Common Stock           Excess of  Treasury Subscription               Retained  Development
                                   -------------------------                                 Comprehensive
                                      Shares         Amount     Par Value    Stock  Received     Loss          Deficit       Stage
                                   -----------   -----------   -----------    -----   -----   -----------    -----------    --------
October 2002 - Shares Issued
   For Cash                          4,000,000   $     4,000   $      --      $--     $--     $      --      $      --      $   --
October 2002 - Shares Issued
   For Netcash Purchase
   Agreement                         2,000,000         2,000          --       --      --            --           (2,000)       --
December 2002 - Shares
   Issued for Cash                     440,776           441        43,637     --      --            --             --          --
Non-compensatory
   Management fees                        --            --           1,500     --      --            --             --          --
Currency translation adjustment           --            --            --       --      --             (31)          --          --
Net Loss                                  --            --            --       --      --            --          (11,542)       --
                                   -----------   -----------   -----------    -----   -----   -----------    -----------    --------

Balance at December 31, 2002         6,440,776         6,441        45,137     --      --             (31)       (13,542)       --

November 2003 - 12:1 Stock Split    70,848,536        70,849       (45,137)    --      --            --          (25,712)       --
January 2004 - 2:1 Stock Split      77,289,312        77,289        (5,000)    --      --            --          (72,289)       --
                                   -----------   -----------   -----------    -----   -----   -----------    -----------    --------

Restated Balance at
   December 31, 2002               154,578,624       154,579        (5,000)    --      --             (31)      (111,543)       --

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM SEPTEMBER 25, 2002 (INCEPTION) TO DECEMBER 31, 2004
                                   (continued)


                                                                                                                          Deficit
                                                                                                                         Accumulated
                                                                                                                            From
                                                                                                                         October 28,
                                                                 Paid in                      Accumulated                   2003
                                                               Capital in             Share     Other                   Inception of
                                         Common Stock           Excess of  Treasury Subscription               Retained  Development
                                   -------------------------                                 Comprehensive
                                      Shares         Amount     Par Value    Stock  Received     Loss          Deficit       Stage
                                   -----------   -----------   -----------    -----   -----   -----------    -----------    --------
December 2003 - Shares
   Returned to Treasury for $3,500        --      $      --    $        --  $(3,500) $   --   $      --      $     --     $    --
Share subscriptions received              --             --             --      --      500,000      --            --          --
Non-compensatory
   Management fees                        --             --            5,000    --       --          --            --          --
Currency translation adjustment           --             --             --      --       --            31          --          --
Net Loss                                  --             --             --      --       --          --         (16,937)    (65,284)
                                   -----------    -----------    -----------   -----    -----    --------   -----------    --------

Balance at December 31, 2003       154,578,624        154,579           --     (3,500)  500,000      --        (128,480)    (65,284)

January 2004 - Treasury Shares
   Cancelled                       (48,000,000)       (48,000)        44,500   3,500     --          --            --          --
March 2004 - Shares returned to
   Company and cancelled           (24,600,000)       (24,600)        24,600    --       --          --            --          --
Note payable converted to
   Paid-in capital                        --             --          445,000    --       --          --            --          --
February and March 2004 - Shares
   Issued for cash                   1,112,102          1,112      1,248,888    --      (500,000)    --            --          --
April and June 2004 - Shares
   Issued for cash                     661,915            662        629,338    --       --          --            --          --
August 2004 - Shares
   Issued for cash                     500,000            500        274,500    --       --          --            --          --

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM SEPTEMBER 25, 2002 (INCEPTION) TO DECEMBER 31, 2004
                                   (continued)

                                                                                                                          Deficit
                                                                                                                         Accumulated
                                                                                                                            From
                                                                                                                         October 28,
                                                                 Paid in                      Accumulated                   2003
                                                               Capital in             Share     Other                   Inception of
                                         Common Stock           Excess of  Treasury Subscription               Retained  Development
                                   -------------------------                                 Comprehensive
                                      Shares         Amount     Par Value    Stock  Received     Loss          Deficit       Stage
                                   -----------   -----------   -----------    -----   -----   -----------    -----------    --------
August 2004 - Shares issued for
   Accounts payable                  250,000 $         250 $        24,750    $       - $               $             $-    $   --
October 2004 - Shares issued for
   Consulting expense                  156,000           156        15,444     --      --            --             --          --
November 2004 - Shares issued for
   Debt Issue Costs associated with
   Issuance of Convertible Debt        362,394           362       349,638     --      --            --             --          --
Net Loss                                  --            --            --       --      --            --             --   (1,117,651)
                                   -----------   -----------   -----------    -----   -----   -----------    -----------    --------

Balance at December 31, 2004       85,021,035 $     85,021 $   3,056,658 $    -$      $                $-     (128,480)$ (1,182,935)
                                   ===========   ===========   ===========    =====   =====   ===========    ===========    ========








                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 28,
                                                                                                        2003
                                                                   For the Year Ended               Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $      (1,117,651) $          (82,221) $       (1,182,935)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and Amortization                                     15,868                   -              15,868
   Non-Cash Management Fees                                               -               5,000                   -
   Common stock issued for account payable                           40,600                   -              40,600
   Net (Income) Loss from
       Discontinued Operations                                                           (4,730)                  -
(Increase) decrease in other assets & prepaids                       21,175             (38,410)            (18,805)
Increase (decrease) in accounts payable                             123,098              37,975             155,963
Increase (decrease) in accrued liabilities                           13,629                   -              13,629
                                                          -----------------  ------------------  ------------------
Net cash used by continuing operations                             (903,281)            (82,386)           (975,680)
Net cash used by discontinued operations                                  -             (11,801)                  -
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                              (903,281)            (94,187)           (975,680)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                  (32,289)                  -             (32,289)
Acquisition of oil & gas property interests                      (2,181,353)           (405,000)         (2,586,353)
Proceeds on sale of Netcash (net of cash)                                 -                   -              25,000
                                                          -----------------  ------------------  ------------------
Net cash used by continuing operations                           (2,213,642)                             (2,593,642)
Net cash used by discontinued operations                                  -              16,601                   -
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                            (2,213,642)           (388,399)         (2,593,642)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures                                647,500                   -             647,500
Proceeds from loans                                                 450,000                   -             450,000
Proceeds from shareholder loans                                           -             445,000             445,000
Proceeds on sale of common stock                                  1,655,000             500,000           2,155,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                        2,752,500             945,000           3,697,500
                                                          -----------------  ------------------  ------------------

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 28,
                                                                                                        2003
                                                                   For the Year Ended               Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------

Effect of exchange rate changes                                           -                  31                   -

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                      (364,423)            462,445             128,178
Cash and Cash Equivalents at
   Beginning of the Period                                          502,428              39,983               9,827
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $         138,005  $          502,428  $          138,005
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
-----------















                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is a development stage company, and has incurred net losses of approximately $1,118,000 for the year ended December 31, 2004, losses of approximately $82,000 for the year ended December 31, 2003, and losses of approximately $1,183,000 since inception of the development stage.

         The Company's general business strategy is to acquire oil and gas properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of oil and gas property acquisition, exploration and development costs is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain necessary financing to complete the development of those reserves, and upon future profitable production. To date, the Company has not generated significant revenues from operations and will require additional funds to meet its obligations and the costs of its operations. As a result, significant losses are anticipated prior to the generation of any revenues. The Company is planning additional ongoing equity financing by way of private placements to fund its obligations and operations.

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

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

         The Company is in the development stage of the oil and gas industry. The Company's primary objective is to identify, acquire and develop significant working interest percentages in underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers. During 2003 and 2004 the Company acquired interests in several oil and gas prospects and was setting up the extraction process.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Silver Star Energy, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

                                                                                                     Per-Share
                                                                Loss               Shares              Amount

                                                                    For the year ended December 31, 2004
BASIC INCOME (LOSS) PER SHARE
   Continuing Operations                                  $      (1,117,651)         92,005,715  $           (0.01)
   Discontinued Operations                                                -          92,005,715                   -
                                                          -----------------  ------------------  ------------------
Loss available to common shareholders                     $      (1,117,651)         92,005,715  $           (0.01)
                                                          =================  ==================  ==================

                                                                    For the year ended December 31, 2003
BASIC INCOME (LOSS) PER SHARE
   Continuing Operations                                  $         (86,951)        152,737,528  $                -
   Discontinued Operations                                $           4,730         152,737,528  $                -
                                                          -----------------  ------------------  ------------------
Loss available to common shareholders                     $         (82,221)        152,737,528  $                -
                                                          =================  ==================  ==================

         There are no dilutive outstanding common stock equivalents at December 31, 2004 and 2003.

Fixed Assets

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at December 31, 2004:


                                                               December 31,
                                                                   2004
                                                             -----------------
Furniture and Fixtures                                       $           7,751
Computers                                                                6,222
Vehicles                                                                18,316
Less: Accumulated Depreciation                                          (4,809)
                                                             -----------------
Total                                                        $          27,480
                                                             =================

         One-half year depreciation is taken in the year of acquisition on certain fixed assets.

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Total depreciation expense for the year ended December 31, 2004 was $4,809.

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

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "ACCOUNTING FOR STOCK- BASED COMPENSATION" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2002.

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

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

         The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25" ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Income taxes

         The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Recent accounting pronouncements

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which clarifies financial

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 does not affect the Company's financial position or results of operations.

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

         In November 2004, the FASB issued Statement No. 151, INVENTORY COSTS, to amend the guidance in Chapter 4, INVENTORY PRICING, of FASB Accounting Research Bulletin No. 43, RESTATEMENT AND REVISION OF ACCOUNTING RESEARCH BULLETINS, which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 will not affect the Company's financial position or results of operations.

         In December 2004, FASB issued Statement No. 123 (R), SHARE-BASED PAYMENT, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, ACCOUNTING FOR

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

STOCK ISSUED TO EMPLOYEES, which was permitted under Statement 123, as originally issued. We currently are evaluating the impact of Statement 123 (R) on our financial condition and results of operations.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not commenced its intended principal operations and as is common with a company in the development stage of oil and gas extraction, the Company has had recurring losses. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - OIL AND GAS PROPERTIES

         The Company entered into agreements to acquire interests in various unproven oil and gas properties as follows:

Alberta Prospects, Canada

         In October 2003, the Company entered into two agreements with 1048136 Alberta Ltd. Pursuant to these agreements, the Company acquired the right to participate and earn an interest in two oil and gas exploration and development projects located in the province of Alberta, Canada known respectively as the Evi prospect and the Verdigris prospect. In February 2004, the Company entered into two agreements with 1048136 Alberta Ltd. to acquire the right to participate and earn an interest in two additional oil and gas exploration and development projects located in the province of Alberta known as the Joarcam prospect and the Buffalo Lake prospect. 1048136 Alberta Ltd. is a private Alberta company (see Note 6).

         Pursuant to the agreements, the Company shall advance funds, as required, in connection with the drilling, testing, completion, capping and/or abandonment of up to three wells on each of the properties. Once the Company has completed its funding obligation, it will have earned the following interest in each prospect:


         Evi Prospect                                               66.67%
         Verdigris Prospect                                         66.67%
         Joarcam Prospect                                           70.00%
         Buffalo Lake Prospect                                      70.00%

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4 - OIL AND GAS PROPERTIES (continued)

         In the event the Company does not provide the funds as required, the Company will retain no interest in the prospects.

         During the year ended December 31, 2004, the Company paid $1,283,149 towards the exploration and development of the oil and gas prospects in Alberta. These costs have been capitalized.

California Prospects, U.S.A.

         On December 5, 2003, the Company entered into two option agreements with Archer Exploration, Inc. (Archer) to acquire Archer's interest in certain unproven oil and gas prospects located in the State of California, U.S.A., known as North Franklin Prospect and Winter Pinchout Prospect.

         To earn an assignment of 100% of Archer's interests in the North Franklin Prospect, being a 100% working interest (76% net revenue interest), the Company made an initial cash payment of $85,000 and is required to pay $15,000 at spud of the initial test well and $25,000 at completion of the initial test well. In addition, the Company is responsible for all expenses for lease extensions and rental of existing leases (including a 20% fee), acquisition of any additional leases (including a 20% fee) and costs in connection with drilling and completion of the initial test well.

         Pursuant to the agreement, Archer retains a 2.5% overriding royalty, a 5% working interest through the completion of the initial test well and the right to participate in a 5% working interest.

         The Company has an agreement to farm-out a 35% working interest in the North Franklin Project to Fidelis Energy, Inc. (see Note 6). Under the terms of the agreement, Fidelis will contribute $500,000 towards the drilling and completion of the Archer-Whitney #1 well and participate as a full working interest partner on all further costs including drilling of any additional wells on the project.

         To earn an assignment of 100% of Archer's interests in the Winter Pinchout Prospect, being a 100% working interest (76% net revenue interest), the Company made an initial cash payment of $100,000 and is required to pay $15,000 at spud of the initial test well of the first three prospects drilled and $25,000 at completion of the initial test well of each prospect drilled. In addition, the Company is responsible for all expenses for acquisition of leases acquired (including a 20% fee), acquisition and analysis of seismic data, drilling and completion of the initial test well on the first prospect drilled and a monthly management fee in the amount of $10,000 commencing January 2004.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4 - OIL AND GAS PROPERTIES (continued)

         Pursuant to the agreement, Archer retains a 2.5% overriding royalty, a 5% working interest through the completion of the initial test well and the right to participate in a 10% working interest.

         In August 2004, the Company executed acquisition and joint operating agreements on five natural gas propects in California with Archer Exploration, Inc. Pursuant to the agreements, the Company has acquired a 7.5% carried working interest on four of the prospects and has acquired a 25% carried working interest in the fifth prospect. The Company is carried on all costs related to the prospect through the licensing, permitting, drilling and completion of the first well on each project. In the event of a successful gas well being drilled, the Company, following testing and completion, would be responsible for the working interest costs of well tie-in and pipeline. The Company would also be a working interest participant on any additional gas wells drilled.

         During the year ended December 31, 2003, the Company incurred a total of $405,000 in acquisition and exploration costs relating to the California prospects. During the year ended December 31, 2004, the Company incurred a total of $898,204 in acquisition, exploration and development costs relating to the California prospects. As of December 31, 2004, total capitalized costs for the California prospects was $1,303,204.

NOTE 5 - NETCASH PURCHASE AGREEMENT

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

NOTE 6 - COMMON STOCK

         On November 20, 2003, the Company restructured its share capital whereby the total common shares presently issued and outstanding was forward split on a 1 (old) to 12 (new) basis. Effective January 5, 2004 the Company restructured its share capital whereby the total common shares presently issued and outstanding was forward split on a 1 (old) to 2 (new) basis. All

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 6 - COMMON STOCK (continued)

references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the forward stock splits have been restated to reflect the 12:1 and the 2:1 common stock splits on a retroactive basis.

         On December 5, 2003, the Company received $500,000 in subscription proceeds from a director and officer for the purchase of 444,444 common shares of the company's stock pursuant to a Regulation S Private Placement Financing which was announced on November 25, 2003 and whereby the Company plans to issue up to 3,555,556 common shares of its capital stock. During the three months ended March 31, 2004, the Company received subscription proceeds of $750,000 pursuant to the Private Placement Financing. During the three months ended March 31, 2004, 1,112,102 shares were issued in accordance with the $1,250,000 in subscription proceeds received.

         On March 23, 2004, the Company entered into an agreement with two shareholders for the shareholders to surrender for cancellation 24,600,000 regulation 144 restricted shares of the Company's common stock.

         During the three months ended June 30, 2004, the Company received subscription proceeds of $630,000 pursuant to the Private Placement Financing. During the three months ended June 30, 2004, 661,915 shares were issued in accordance with the $630,000 in subscription proceeds received.

         On June 30, 2004, the Company received share subscription proceeds of $275,000 for 500,000 shares of restricted common stock pursuant to the Private Placement Financing announced on November 25, 2003. During the three months ended September 30, 2004, 500,000 shares were issued in accordance with the $275,000 in subscription proceeds received.

         On August 18, 2004, the Company issued 250,000 restricted shares of common stock for $25,000 in accounts payable.

         On October 18, 2004, the Company issued 156,000 restricted shares of common stock for consulting expense of $15,600.

         On November 23, 2004, the Company issued 362,394 shares of common stock for debt issue costs of $350,000 associated with the Company's issuance of convertible debt.

         As of December 31, 2004, the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 6 - COMMON STOCK (continued)

Treasury Stock

         On December 18, 2003, upon the resignation of an officer of the Company, 48,000,000 common shares were returned to Treasury, for consideration of $3,500. The shares were cancelled on January 23, 2004.

NOTE 7- RELATED PARTY TRANSACTIONS

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

         During 2003 and 2004, the Company entered into several acquisition agreements with 1048136 Alberta Ltd. (see Note 4). The Company's current president, Robert McIntosh, was a director of 1048136 Alberta Ltd. and had resigned from that position prior to his involvement with the Company. Sak Narwal, a shareholder of the Company, was also a director of 1048136 Alberta Ltd and Scott Marshall, the majority shareholder of 1048136 Alberta Ltd., is the spouse of Naomi Patricia Johnston, owner of a 11.76% interest in the Company. Despite the existence of these related parties, the consideration exchanged under the Agreements described above was negotiated at "arms length," and the directors and executive officers of the Company used criteria used in similar uncompleted proposals involving the Company in comparison to those of 1048136 Alberta Ltd.

         At December 31, 2004, the Company owed $92,318 to 1048136 Alberta Ltd. for expenses related to corporate development.

         The Company has a "working interest" relationship with joint venture partner Fidelis Energy Inc. (FDEI: OTC: BB) (see Note 4). Both companies have an interest in the North Franklin gas project in Sacramento, California. More recently in January 2005 Fidelis entered into an agreement to acquire an interest in 2 oil wells at the Joarcam Project located in Alberta Canada. The Company is earning a 70% working interest in the entire Joarcam Project. Fidelis has also entered into an agreement for the first right of refusal to acquire the remaining 30% working interest on all future drilling locations at Joarcam. Silver Star and Fidelis will collectively have acquired a 100% working interest at Joarcam.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 7- RELATED PARTY TRANSACTIONS (continued)

         In addition, Silver Star and Fidelis management work closely in the evaluation of other potential, jointly feasible exploration prospects. Also, the two companies share a common origin in that certain beneficial shareholders of both companies have contributed to their formation.

NOTE 8 - INCOME TAXES

         As of December 31, 2004, the Company has incurred operating losses of approximately $1,212,000 which, if utilized, will expire through 2024. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements, as their realization is determined not likely to occur.

NOTE 9 - LEASE COMMITMENT

         On February 20, 2004, the Company entered into a lease agreement for approximately 900 square feet of office space at 1701 Westwind Drive, #119, in Bakersfield, California. The lease expires February 28, 2005 and continues on a month to month after that date. The lease payments are $1,040 per month.

         The minimum future lease payments under these leases for the next five years are:


          Year Ended December 31,
-------------------------------------------
         2005                                             $        2,080
         2006                                                          -
         2007                                                          -
         2008                                                          -
         2009                                                          -
                                                          --------------
         Total minimum future lease payments              $        2,080
                                                          ==============

NOTE 10 - NOTES PAYABLE

         During the year ended December 31, 2004, the Company received the following short-term loans:

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 10 - NOTES PAYABLE (continued)


                                                                                 December 31,
                                                                                     2004
                                                                              ------------------

Note payable with interest at 8% due August 24, 2005                          $          150,000
Note payable with interest at 8% due September 2, 2005                                   100,000
Note payable with interest at 8% due October 12, 2005                                     50,000
Note payable with interest at 8% due October 27, 2005                                     50,000
Note payable with interest at 8% due November 5, 2005                                    100,000
                                                                              ------------------

     Total Notes Payable                                                      $          450,000
                                                                              ==================

         As of December 31, 2004, accrued interest on these loans was $9,725. For the year ended December 31, 2004, interest expense charged to these loans was $9,725.

NOTE 11 - DISCONTINUED OPERATIONS

         On October 28, 2003, 657333 B.C. Ltd., doing business as Netcash, a wholly owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

         Operating results of this discontinued operation for the year ended December 31, 2004 and 2003 are shown separately in the accompanying consolidated statement of operations. The operating statements for the year ended December 31, 2003 have been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the years ended December 31, 2004 and 2003 consist of:


                                                                                       For the year ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------

Sales                                                                        $                -  $           16,611
Operating Expenses                                                                            -             (28,624)
Gain on sale of Netcash                                                                       -              16,743
                                                                             ------------------  ------------------
Net Income (Loss)                                                            $                -  $            4,730
                                                                             ==================  ==================

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 12 - CONVERTIBLE DEBENTURES

         On November 23, 2004, the Company sold $750,000 in secured convertible debentures to Cornell Capital Partners, L.P. (Cornell). The convertible debentures carry an interest rate of 5% per annum. Principal and interest will be due on November 23, 2007. At any time, Cornell is entitled to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock. On November 23, 2007, at the Company's option, the entire principal amount and all accrued interest shall be either (a) paid to Cornell or (b) converted to common stock. For the year ended December 31, 2004, interest expense charged to the convertible debentures was $3,904.

         As part of the purchase of the debentures, Cornell was also issued a Warrant to purchase 750,000 shares of the Company's common stock. The Warrant will expire on November 23, 2009. The exercise price of the warrant shall be one hundred twenty percent (120%) of the closing bid price of the Company's common stock on the exercise date or as subsequently adjusted.

         On November 23, 2004, the Company paid $102,500 in cash for debt issue costs. The Company also issued 362,394 shares of common stock valued at $350,000 for debt issue costs. Total debt issue costs of $452,500 have been capitalized in financial statements. These debt issue costs are being amortized over three years. As of December 31, 2004, debt issue costs of $11,059 have been amortized and recorded as interest expense. At December 31, 2004, net debt issue costs was $441,441.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SILVER STAR ENERGY, INC.

Dated: February 8, 2005             By  /S/     Robert McIntosh
                                    -------------------------------
                                    Robert McIntosh
                                    President, CEO and Director
                                    (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 8th day of February 2005.

Signatures                                           Title

/S/     Robert McIntosh
Robert McIntosh
President, CEO and Director
(Principal Executive Officer)


/S/     David Naylor
David Naylor
Treasurer, CFO and Director
(Principal Financial Officer)