Form 10QSB
period 2005-03-31
SILVER STAR ENERGY INC
filed 2005-05-10
CIK 1216964

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005
                  ---------------------------------------------

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2005 85,021,035


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                (Unaudited)
                                                                                  March 31,         December 31,
ASSETS                                                                               2005               2004
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $          228,478  $         138,005
  Accounts Receivable                                                                     28,740                  -
  Prepaid Expense                                                                         30,540             18,825
                                                                              ------------------  -----------------

     Total Current Assets                                                                287,758            156,830
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                   7,751              7,751
  Computers                                                                                6,222              6,222
  Vehicles                                                                                18,316             18,316
   Accumulated Depreciation                                                               (6,631)            (4,809)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     25,658             27,480
                                                                              ------------------  -----------------

Other Assets
  Oil and Gas Properties                                                               2,978,495          2,586,353
  Debt Issue Costs, net of amortization of $38,602 and $11,059                           413,899            441,441
                                                                              ------------------  -----------------

     Total Other Assets                                                                3,392,394          3,027,794
                                                                              ------------------  -----------------

     Total Assets                                                             $        3,705,810  $       3,212,104
                                                                              ==================  =================

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                   2005                 2004
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            31,204  $           75,893
  Accrued Liabilities                                                                    18,793               9,725
  Notes Payable                                                                         450,000             450,000
  Due to Related Party                                                                   92,318              92,318
                                                                            -------------------  ------------------

     Total Current Liabilities                                                          592,315             627,936

Convertible Debentures                                                                1,500,000             750,000
Accrued Interest                                                                         14,938               3,904
                                                                            -------------------  ------------------

     Total Liabilities                                                                2,107,253           1,381,840
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at March 31, 2005 and
    December 31, 2004                                                                         -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized. 85,021,035 issued and outstanding at
    March 31, 2005 and December 31, 2004                                                 85,021              85,021
  Paid in Capital in Excess of Par Value                                              3,056,658           3,056,658
  Retained Deficit                                                                     (128,480)           (128,480)
  Deficit accumulated during the development stage                                   (1,414,642)         (1,182,935)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                       1,598,557           1,830,264
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         3,705,810  $        3,212,104
                                                                            ===================  ==================




                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                                      Since
                                                                                                   October 28,
                                                                                                       2003
                                                              For the Three Months Ended           Inception of
                                                                       March 31,                   Development
                                                        --------------------------------------
                                                               2005              2004                 Stage
                                                        ------------------  ------------------  ------------------
Revenue                                                 $           28,740  $                -  $           28,740
                                                        ------------------  ------------------  ------------------

Expenses
  Consulting and Management Fees                                    63,045              76,830             358,779
  General and Administrative                                       133,082             102,658             884,340
  Professional Fees                                                 16,675              36,531             127,930
                                                        ------------------  ------------------  ------------------
     Total Expenses                                                212,802             216,019           1,371,049
                                                        ------------------  ------------------  ------------------

Other Income ( Expense)
   Interest Expense                                                (47,645)                  -             (72,333)
                                                        ------------------  ------------------  ------------------

Net Income (Loss)                                       $         (231,707) $         (216,019) $       (1,414,642)
                                                        ==================  ==================  ==================

Income (Loss) per Common Share                          $                -  $                -
                                                        ==================  ==================

Weighted Average Shares Outstanding                             85,021,035         118,183,008
                                                        ==================  ==================











                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 28,
                                                                                                        2003
                                                               For the Three Months Ended           Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (231,707) $         (216,019) $       (1,414,642)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and Amortization                                     29,364                   -              45,232
   Common stock issued for account payable                                -                   -              40,600
(Increase) decrease in other assets & prepaids                      (11,715)            (15,216)            (30,520)
(Increase) decrease in accounts receivable                          (28,740)                                (28,740)
Increase (decrease) in accounts payable                             (44,689)             61,207             111,274
Increase (decrease) in accrued liabilities                           20,102                   -              33,731
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                              (267,385)           (170,028)         (1,243,065)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                        -              (9,347)            (32,289)
Acquisition of oil & gas property interests                        (392,142)         (1,069,093)         (2,978,495)
Proceeds on sale of Netcash (net of cash)                                 -                   -              25,000
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                              (392,142)         (1,078,440)         (2,985,784)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures                                750,000                   -           1,397,500
Proceeds from loans                                                       -                   -             450,000
Proceeds from shareholder loans                                           -                   -             445,000
Proceeds on sale of common stock                                          -             750,000           2,155,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                          750,000             750,000           4,447,500
                                                          -----------------  ------------------  ------------------

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 28,
                                                                                                        2003
                                                               For the Three Months Ended           Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                        90,473            (498,468)            218,651
Cash and Cash Equivalents at
   Beginning of the Period                                          138,005             502,428               9,827
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $         228,478  $            3,960  $          228,478
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $                -

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is a development stage company, and has incurred net losses of approximately $232,000 for the three months ended March 31, 2005, losses of approximately $216,000 for the three months ended March 31, 2004, and losses of approximately $1,415,000 since inception of the development stage.

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

         The unaudited financial statements as of March 31, 2005, and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Cash Equivalents

         For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. There are no dilutive outstanding common stock equivalents at March 31, 2005 and 2004.

Fixed Assets

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at March 31, 2005 and December 31, 2004:

                                                          (Unaudited)
                                                           March 31,          December 31,
                                                              2005                2004
                                                       ------------------  ------------------
Furniture and Fixtures                                 $            7,751  $            7,751
Computers                                                           6,222               6,222
Vehicles                                                           18,316              18,316
Less: Accumulated Depreciation                                     (6,631)             (4,809)
                                                       ------------------  ------------------
Total                                                  $           25,658  $           27,480
                                                       ==================  ==================

         One-half year depreciation is taken in the year of acquisition on certain fixed assets.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         Total depreciation expense for the three months ended March 31, 2005 and 2004 was $1,822 and $0, respectively.

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

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

         During the year ended December 31, 2004, the Company paid $1,283,149 towards the exploration and development of the oil and gas prospects in Alberta. During the three months ended March 31, 2005, the Company paid $375,279 towards the exploration and development of the oil and gas prospects in Alberta. All of these costs have been capitalized.

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

         During the year ended December 31, 2003, the Company incurred a total of $405,000 in acquisition and exploration costs relating to the California prospects. During the year ended December 31, 2004, the Company incurred a total of $898,204 in acquisition, exploration and development costs relating to the California prospects. During the three months ended March 31, 2005, the Company incurred a total of $16,863 in acquisition, exploration and development costs relating to the California prospects. As of March 31, 2005, total capitalized costs for the California prospects was $1,320,067.

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

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

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

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

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

NOTE 7 - INCOME TAXES

         As of December 31, 2004, the Company has incurred operating losses of approximately $1,212,000 which, if utilized, will expire through 2024. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements, as their realization is determined not likely to occur.

NOTE 8 - LEASE COMMITMENT

         On February 20, 2004, the Company entered into a lease agreement for approximately 900 square feet of office space at 1701 Westwind Drive, #119, in Bakersfield, California. The lease expires February 28, 2005 and continues on a month to month after that date. The lease payments are $1,040 per month.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LEASE COMMITMENT (continued)

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
                                                          ==============

NOTE 9 - NOTES PAYABLE

         During the year ended December 31, 2004, the Company received the following short-term loans:


                                                                          (Unaudited)
                                                                             March 31,         December 31,
                                                                               2005                2004
                                                                         -----------------   -----------------
Note payable with interest at 8% due August 24, 2005                     $         150,000   $         150,000
Note payable with interest at 8% due September 2, 2005                             100,000             100,000
Note payable with interest at 8% due October 12, 2005                               50,000              50,000
Note payable with interest at 8% due October 27, 2005                               50,000              50,000
Note payable with interest at 8% due November 5, 2005                              100,000             100,000
                                                                         -----------------   -----------------

     Total Notes Payable                                                 $         450,000   $         450,000
                                                                         =================   =================

         As of March 31, 2005 and December 31, 2004, accrued interest on these loans was $18,793 and $9,725, respectively. For the three months ended March 31, 2005 and 2004, interest expense charged to these loans was $9,068 and $0, respectively.

NOTE 10 - CONVERTIBLE DEBENTURES

         On November 23, 2004, the Company sold $750,000 in secured convertible debentures to Cornell Capital Partners, L.P. (Cornell). The convertible debentures carry an interest rate of 5% per annum. Principal and interest will be due on November 23, 2007. At any time, Cornell is entitled to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock. On November 23, 2007, at the Company's option, the entire principal amount and all accrued interest shall be either (a) paid to Cornell or (b) converted to common stock. For the three months ended March 31, 2005 and 2004, interest expense charged to the convertible debentures was $9,424 and $0, respectively.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

         As part of the purchase of the debentures, Cornell was also issued a Warrant to purchase 750,000 shares of the Company's common stock. The Warrant will expire on November 23, 2009. The exercise price of the warrant shall be one hundred twenty percent (120%) of the closing bid price of the Company's common stock on the exercise date or as subsequently adjusted.

         On November 23, 2004, the Company paid $102,500 in cash for debt issue costs. The Company also issued 362,394 shares of common stock valued at $350,000 for debt issue costs. Total debt issue costs of $452,500 have been capitalized in financial statements. These debt issue costs are being amortized over three years. As of March 31, 2005 and December 31, 2004, debt issue costs of $38,602 and $11,059 have been amortized and recorded as interest expense. At March 31, 2005 and December 31, 2004, net debt issue costs were $413,899 and $441,441, respectively.

         On March 10, 2005, the Company executed a Convertible Debenture for $550,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. As of March 31, 2005, the Company had received the full $550,000 from the convertible debenture. On March 30, 2005, the Company executed a Convertible Debenture for $200,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. As of March 31, 2005, the Company had received the full $200,000 from the convertible debenture. As of March 31, 2005, interest expense charged to these convertible debentures was $1,610.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

PLAN OF OPERATIONS

JOARCAM:

         On January 18th the Company announced that drilling of the "13-27" oil well at the Joarcam Project, Alberta Canada has commenced. The objective of the well is the Viking formation and the well is planned to a depth of 1,020 metres (3,347 feet) and that drilling and well completion is anticipated to take 7-10 days. Silver Star had previously anticipated to begin drilling by year-end but has experienced a short delay due to limited rig availability, owing to the high prices of oil and gas in Alberta this winter, which has resulted in fierce province-wide competition for drilling equipment. The overall development strategy at Joarcam could see up to 16 well locations ultimately drilled, with 10 wells in 2005. With success at Joarcam, it is anticipated that the field could produce 500 barrels of oil per day (bbls/d) if fully developed.

         On January 24th, the Company announced that pipe was run at the "13-27" well following the drilling to a depth of 1,020 metres (3,347 feet) due to positive oil indications on logs in the objective Viking Formation. The "13-27" well location directly offsets the "16-28-47-20W4M" well that initially produced at rates of approximately 75 barrels per day. Following a successful perforation resulting in oil flow at the "13-27" well, the Company moved forward to put the well into production. A pump-jack was installed at the well location and tank facilities were constructed. A several week evaluation of the daily flow rates of oil from the well began. The Company has also executed an AFE for the drilling of the next Joarcam location, this being the "5-22". The well site was surveyed, permitted and site preparation planning began. Transaction Oil & Gas Ventures that operates the project for Silver Star is now calling for a drilling rig. Silver Star advanced funds of $274,500.00 USD in full for the D.N.A. costs of the well.

         At the 13-27, the production rates were estimated to have the potential to exceed the original estimates of 75 barrels per day. Silver Star and the operator made a comparison between the logs of the 13-27 and adjacent well and had determined that the 5.2 metre (17.1) interval at the "13-27" well appeared to be cleaner sand and thus may be more productive than the offsetting "16-28" well. Third party analysis of the swab report indicated, "That the well will begin pumping at a rate exceeding 75 barrels oil per day."

         On April 4, 2005, a subsequent event but relating to the production from Q1, the Company announced the March production for the 13-27 well at Joarcam. The well commenced commercial oil production on March 1, 2005 and the Company has received production results for the first 29 days. Total oil produced and shipped for sale was 1414 barrels with an average daily production rate of 49 barrels per day.

         The swab test analysis of the well during the completion phase indicated that the production rate should exceed the original estimate of 75 barrels per day. The I.P.R.'s (Initial Production Rates) are being evaluated and production has, over many days in the month, exceeded a rate of 60 barrels per day. The Company and operator are analyzing the results and will determine whether a larger down-hole pump may be required to increase the flow rates of the well. Total fluid measured during the testing period indicates the well should perform better. However, during this current period of Government imposed road bans, equipment to perform this operation cannot be moved to the well site until spring breakup is complete.

         Using current "West Edmonton Light" pricing for Joarcam light crude oil, Silver Star has now projected that the well has generated $80,600 in revenue or $967,000 per year and will payout its entire cost in 7 months. The long-life reserves in the Viking allow wells to be in commercial production for 20 years. Currently, the 38-degree API light oil at Joarcam has been priced at over $57.00USD per barrel. The prospect lands are located about 25 miles southeast of Edmonton, Alberta and there is year round access to the property.

NORTH FRANKLIN:

         On January 31st, Silver Star updated shareholders as to the process of permitting the North

Franklin pipeline project. Silver Star was informed by the office of the Congressional Representative from the Third District of California that he has had confirmation from the office of the Secretary of the Interior and the U.S. Fish and Wildlife that the final government permit covering the easement over the last 177' of pipeline will be posted in the Federal Register on February 2, 2005. On February 2nd, the easement Permit required prior to tie-in of the North Franklin Gas Field was posted to the Federal Register. The Federal Register states that any public comments on the permit are to be received by March 3, 2005. The Company was in regular contact with the Congressman's office of the 3rd District of California and with the Fish and Wildlife service office in Sacramento since late December, and hoped to be able to tie-in the pipeline as soon as possible. The previous comment period at the local level was accomplished and ended December 26, 2004.

         On March 7th Silver Star reported that the operator of the North Franklin Project had informed the Company that the final government permit allowing for the completion of construction of the North Franklin gas pipeline has been received from the "U.S. Fish and Wildlife Service". The permit covers the easement over the final 177' of the gas pipeline. The Company has also been informed that the final construction of the tie-in of pipeline could commence and a tie-in crew was being organized for the job. Silver Star anticipated the tie-in to be completed shortly, following which gas production will occur from the "Archer-Whitney #1" well. The operator subsequently informed the Company that the tie-in operations of the "Archer-Whitney #1" well did commenced with a crew is onsite for the underground boring operation of approximately 20 feet underground, connecting the last 177 foot section of the pipeline to the gas well.

         On March 18th, Silver Star was pleased to finally report that the pipeline at the North Franklin Project had been finished and that the "Archer-Whitney #1" gas well was now tied-in and would be put online and on March 21st, natural gas production began from the "Archer-Whitney #1" gas well. The well was put on production and began flowing gas into the gas buyers system. A gas sales contract is in place with a natural gas purchaser and Silver Star will begin to receive revenue as of March 21, 2005. The operator of the project had choked down and metered the flow at an initial rate of 2.0MMcf and would be increasing the flow in small increments until the pressures from the reservoir stabilize at an acceptable rate that will not damage the casing or productive sand layer. It is critical for the field health to inhibit a simple open flow and to choke down pressures to prevent gas reservoir "coning" and drawing water into the sands by the outgoing gas. The Company has always expected excellent deliverability from the well and is optimistic that ultimately, gas flow rates will be similar to area analog gas fields and that 5,000 mcf/day is a realistic flow rate target. The production rate will now be evaluated and assessed by the Company, partners and operator as to optimal numbers for the well and reservoir.

         Robert McIntosh, President of Silver Star stated "the inaugural production at North Franklin is a tremendous accomplishment for the Company. Now that the well is finally online it comes at a time when gas prices continue to rise due to high demand and Silver Star is positioned to take advantage of these natural gas prices. The Company has plans for drilling 5 more wells on the leases and the second well is scheduled to begin drilling immediately on the lease when the conditions allow us to mobilize drilling equipment".

SUBSEQUENT EVENTS:

         On April 1st, the Company advanced funds to the operator of North Franklin for the drilling of the second well, named "Archer-Wildlands" in the amount of $152,000 representing Silver Star's 40% working interest D.N.A. costs pursuant to an executed A.F.E. (Authority for Expenditure). The spud date of the well has not been finalized but the Company anticipates drilling in late April or May 2005.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


                            Silver Star Energy, Inc.
                                  (Registrant)

DATE:       May 6, 2005


By:  /s/ Robert McIntosh
Robert McIntosh
President, CEO & Director
(Principal Executive Officer)


By:  /s/ David Naylor
David Naylor
Treasurer, Director
(Principal Financial Officer)