Form 10QSB
period 2005-06-30
SILVER STAR ENERGY INC
filed 2005-08-11
CIK 1216964

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
                  --------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

    For the transition period from                     to
                                   -------------------    ----------------------
                        Commission file number 333-102930
              ----------------------------------------------------

                            Silver Star Energy, Inc.
  ----------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                         90-0220668
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2005 85,021,035


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                   June 30,         December 31,
ASSETS                                                                               2005               2004
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $          113,917  $         138,005
  Accounts Receivable                                                                    219,160                  -
  Prepaid Expense                                                                         15,839             18,825
                                                                              ------------------  -----------------

     Total Current Assets                                                                348,916            156,830
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                  10,199              7,751
  Computers                                                                                6,222              6,222
  Vehicles                                                                                18,316             18,316
   Accumulated Depreciation                                                               (8,548)            (4,809)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     26,189             27,480
                                                                              ------------------  -----------------

Other Assets
  Oil and Gas Properties, net of depletion of $100,488 and $0                          3,171,814          2,586,353
  Debt Issue Costs, net of amortization of $66,145 and $11,059                           386,356  441,441
                                                                              ------------------  -----------------

     Total Other Assets                                                                3,558,170          3,027,794
                                                                              ------------------  -----------------

     Total Assets                                                             $        3,933,275  $       3,212,104
                                                                              ==================  =================

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                 June 30,           December 31,
                                                                                   2005                 2004
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            32,736  $           75,893
  Accrued Liabilities                                                                    16,855                   -
  Notes Payable                                                                         450,000             450,000
  Due to Related Party                                                                   92,318              92,318
  Convertible Debentures                                                              1,060,000                   -
  Accrued Interest                                                                       41,850               9,725
                                                                            -------------------  ------------------

     Total Current Liabilities                                                        1,693,759             627,936

Convertible Debentures                                                                  750,000             750,000
Accrued Interest                                                                         22,752               3,904
                                                                            -------------------  ------------------

     Total Liabilities                                                                2,466,511           1,381,840
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at June 30, 2005 and
    December 31, 2004                                                                         -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized. 85,021,035 issued and outstanding at
    June 30, 2005 and December 31, 2004                                                  85,021              85,021
  Paid in Capital in Excess of Par Value                                              3,056,658           3,056,658
  Retained Deficit                                                                     (128,480)           (128,480)
  Deficit accumulated during the development stage                                   (1,546,435)         (1,182,935)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                       1,466,764           1,830,264
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         3,933,275  $        3,212,104
                                                                            ===================  ==================


                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                                                          Since
                                                                                                                       October 28,
                                                                                                                          2003
                                          For the Three Months Ended               For the Six Months Ended           Inception of
                                                    June 30,                               June 30,                    Development
                                     -------------------------------------  --------------------------------------
                                           2005              2004                  2005              2004                 Stage
                                     -----------------   ---------------  ------------------  ------------------  -----------------
Production Revenue                   $         458,013   $             -  $          486,753  $                -  $         486,753
                                     -----------------   ---------------  ------------------  ------------------  -----------------

Expenses
  Production Costs                             259,595                 -             259,595                   -            259,595
  Consulting and Management Fees               109,000            45,936             172,045             122,766            467,779
  General and Administrative                   148,196           315,802             281,278             418,460          1,032,536
  Professional Fees                             14,601            18,072              31,276              54,603            142,531
                                     -----------------   ---------------  ------------------  ------------------  -----------------
     Total Expenses                            531,392           379,810             744,194             595,829          1,902,441
                                     -----------------   ---------------  ------------------  ------------------  -----------------

Other Income ( Expense)
   Interest Expense                            (58,414)                -            (106,059)                  -           (130,747)
                                     -----------------   ---------------  ------------------  ------------------  -----------------

Net Income (Loss)                    $        (131,793)  $      (379,810) $         (363,500) $         (595,829) $      (1,546,435)
                                     =================   ===============  ==================  ==================  =================

Income (Loss) per Common Share       $               -   $             -  $                -  $           (0.01)
                                     =================   ===============  ==================  ==================

Weighted Average Shares Outstanding         85,021,035        83,098,000          85,021,035          99,390,648
                                     =================   ===============  ==================  ==================

                             See accompanying notes.

                                             SILVER STAR ENERGY, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS


                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 28,
                                                                                                        2003
                                                                For the Six Months Ended            Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                  $        (363,500) $         (595,829) $       (1,546,435)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation, Amortization and Depletion                         159,313               1,742             175,181
   Common stock issued for account payable                                -                   -              40,600
(Increase) decrease in other assets & prepaids                        2,986               1,376             (15,819)
(Increase) decrease in accounts receivable                         (219,160)                  -            (219,160)
Increase (decrease) in accounts payable                             (43,157)             94,372             112,806
Increase (decrease) in accrued liabilities                           67,827                   -              81,456
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                              (395,691)           (498,339)         (1,371,371)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition/Sale of equipment, net                                   (2,448)            (27,663)            (34,737)
Acquisition of oil & gas property interests                        (685,949)         (1,590,901)         (3,272,302)
Proceeds on sale of Netcash (net of cash)                                 -                   -              25,000
                                                          -----------------  ------------------  ------------------
Net cash used by investing activities                              (688,397) (1,618,564)                 (3,282,039)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from convertible debentures                              1,060,000                   -           1,707,500
Proceeds from loans                                                       -                   -             450,000
Proceeds from shareholder loans                                           -                   -             445,000
Proceeds on sale of common stock                                          -           1,655,000           2,155,000
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing  Activities                        1,060,000           1,655,000           4,757,500
                                                          -----------------  ------------------  ------------------

                            SILVER STAR ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    October 28,
                                                                                                        2003
                                                                For the Six Months Ended            Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                       (24,088)           (461,903)            104,090
Cash and Cash Equivalents at
   Beginning of the Period                                          138,005             502,428               9,827
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                      $         113,917  $           40,525  $          113,917
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                  $               -  $                -  $                -
Income Taxes                                              $               -  $                -  $                -

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company is a development stage company, and has incurred net losses of approximately $364,000 for the six months ended June 30, 2005, losses of approximately $596,000 for the six months ended June 30, 2004, and losses of approximately $1,546,000 since inception of the development stage.

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

         The unaudited financial statements as of June 30, 2005, and for the three and six month periods then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. There are no dilutive outstanding common stock equivalents at June 30, 2005 and 2004.

Fixed Assets

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at June 30, 2005 and December 31, 2004:

                                            (Unaudited)
                                              June 31,          December 31,
                                                2005                2004
                                         ------------------  ------------------
Furniture and Fixtures                   $           10,199  $            7,751
Computers                                             6,222               6,222
Vehicles                                             18,316              18,316
Less: Accumulated Depreciation                       (8,548)             (4,809)
                                         ------------------  ------------------
Total                                    $           26,189  $           27,480
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

         Total depreciation expense for the six months ended June 30, 2005 and 2004 was $3,739 and $1,742 respectively.

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

         Total depletion expense for the six months ended June 30, 2005 and 2004 was $100,488 and $0 respectively.

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

         During the year ended December 31, 2004, the Company paid $1,283,149 towards the exploration and development of the oil and gas prospects in Alberta. During the six months ended June 30, 2005, the Company paid $517,086 towards the exploration and development of the oil and gas prospects in Alberta. All of these costs have been capitalized.

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

         During the year ended December 31, 2003, the Company incurred a total of $405,000 in acquisition and exploration costs relating to the California prospects. During the year ended December 31, 2004, the Company incurred a total of $898,204 in acquisition, exploration and development costs relating to the California prospects. During the six months ended June 30, 2005, the Company incurred a total of $168,863 in acquisition, exploration and development costs relating to the California prospects. As of June 30, 2005, total capitalized costs for the California prospects was $1,472,067.

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
                                                          ==============

NOTE 9 - NOTES PAYABLE

         During the year ended December 31, 2004, the Company received the following short-term loans:


                                                                             (Unaudited)
                                                                              June 31,        December 31,
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
                                                                         =================   =================

         As of June 30, 2005 and December 31, 2004, accrued interest on these loans was $28,143 and $9,725, respectively. For the six months ended June 30, 2005 and 2004, interest expense charged to these loans was $18,418 and $0, respectively.

NOTE 10 - CONVERTIBLE DEBENTURES

         On November 23, 2004, the Company sold $750,000 in secured convertible debentures to Cornell Capital Partners, L.P. (Cornell). The convertible debentures carry an interest rate of 5% per annum. Principal and interest will be due on November 23, 2007. At any time, Cornell is entitled to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock. On November 23, 2007, at the Company's option, the entire principal amount and all accrued interest shall be either (a) paid to Cornell or (b) converted to common stock. For the six months ended June 30, 2005 and 2004, interest expense charged to the convertible debentures was $18,848 and $0, respectively.

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

         On November 23, 2004, the Company paid $102,500 in cash for debt issue costs. The Company also issued 362,394 shares of common stock valued at $350,000 for debt issue costs. Total debt issue costs of $452,500 have been capitalized in financial statements. These debt issue costs are being amortized over three years. As of June 30, 2005 and December 31, 2004, debt issue costs of $66,145 and $11,059 have been amortized and recorded as interest expense. At June 30, 2005 and December 31, 2004, net debt issue costs were $386,356 and $441,441, respectively.

         On March 10, 2005, the Company executed a Convertible Debenture for $550,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On March 30, 2005, the Company executed a Convertible Debenture for $200,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. As of June 30, 2005, interest expense charged to these convertible debentures was $10,979.

         On April 8, 2005, the Company executed a Convertible Debenture for $160,000. The note is due and payable in full on or before April 8, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On May 17, 2005, the Company executed a Convertible Debenture for $150,000. The note is due and payable in full on or before May 17, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. As of June 30, 2005, interest expense charged to these convertible debentures was $2,728.


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

         On April 4th, the Company announced the March production for the "13-27" well at Joarcam, Alberta. The well commenced commercial oil production on March 1, 2005 and the Company has received production results for the first 29 days. Total oil produced and shipped for sale was 1,414 barrels with an average daily production rate of 49 barrels per day. The swab test analysis of the well during the completion phase indicated that the production rate should exceed the original estimate of 75 barrels per day. The I.P.R.'s (Initial Production rates) are being evaluated and production has, over many days in the month, exceeded a rate of 60 barrels per day. The Company and operator are analyzing the results and will determine whether a larger down-hole pump may be required to increase the flow rates of the well. Total fluid measured during the testing period indicates the well should perform better. However, during this current period of Government imposed road bans, equipment to perform this operation cannot be moved to the well site until spring breakup is complete.

         On April 7th, the Company executed an Authority for Expenditure (A.F.E.) for the "Archer- Wildlands #1", the next gas well to be drilled under the overall development plan for the North Franklin Project. Silver Star has advanced funds in full to the operator totaling $152,000 for the Company's 40% working interest cost of the well to completion. The "Archer-Wildlands #1" gas well is licensed, permitted and the well site preparations are ongoing. The Company expects a tentative spud date upcoming later this month, dependent on ground conditions. A drill contract has been signed and a drilling rig has been secured for the well. Silver Star will update the progress of the operation when the operator has determined a firm spud date.

         On April 19th, Silver Star increased and doubled its land holdings in the "core" Joarcam Project area. Silver Star has now acquired an additional two sections that are on trend to producing Viking sands south of the current lease holdings. The acquisition is from a private Alberta company. The purchase price for the two sections priced at $250,000 for the 100% working interest will be subject to the issuance of the equivalent value in Company common shares based on an S1 filing with the SEC for the asset purchase. The two sections are on trend to the Company's existing production holdings and represent an extension of the Viking sand that is currently in production from the 13-27 well since March 1, 2005. The Company has announced production results for the first 29 days, which was 1414 barrels with an average daily production rate of 49 barrels per day.

         On May 5th, the drilling of the "13-22" oil well at the Joarcam Project, Alberta Canada was announced to begin commence on May 7. The objective is the Viking formation and the well is planned to a depth of 1,020 metres (3,347 feet). Drilling and well completion is anticipated to take 7-10 days. The "13-22" will offset the producing "4-22" well and along trend from the "13-27" well that has been in production since March 1, 2005. The "13-22" well is the second well to be drilled by Silver Star under the Company's overall development strategy at Joarcam. This plan is to drill up to 10 wells during 2005.

         The Company announced the April 2005 oil production numbers for the "13-27" well at Joarcam, Alberta on May 19th. Production for the full 30 days of the month of April totaled 1,300 barrels produced and shipped for sale with an average daily production rate of 43 barrels per day. On

May 16th, "13-22" oil well at the Joarcam Project, Alberta Canada has now been drilled to depth. After running a suite of logs, a casing election was made and the well will be completed as an oil well. The Company has now called for a completion rig to test the well. The logs show 1.5 meters (5.0 feet) of porosity in the Viking (oil) zone, as well as 1.0 meter (3.3 feet) of gas in an upper zone. The indicated porosity shows as strong on the log, which appears better overall than the neighboring producing "4-27" well. In comparison, the "13-27" well cut a thicker productive sand, but the logs of the "13-22" appears to have better porosity and therefore permeability. Barrels per day production rates will be established as the well is put on pump. a completion rig will be onsite today and well completion and testing is to begin at the "13-22" well at Joarcam, Alberta Canada. The completion program involves the perforation and swab testing of 1.5 meters (5.0 feet) of the Viking (oil) zone. The program will take several days. The Viking oil zone shows excellent permeability and porosity and compares favorably to other producers drilled on the leases. Barrels per day production rates will be established when the well is put on pump, though swab testing will give the Company approximate rates. The well will be put into production immediately after a successful completion is finished.

         On May 24th, the Company cancelled the financing agreement with Cornell Capital Partners, LP. Silver Star has received from Cornell one half of a secured $1.5 million bridge loan totaling $750,000 in December 2004. This loan was provided as part of a convertible debenture that could be paid back in cash or converted to stock. Silver Star has informed Cornell of its intention to repay the loan in cash with interest and penalty as opposed to converting to common shares. This action will prevent any further dilution to the current issued and outstanding shares. The cash payback will occur from proceeds of cash flow from Silver Star's North Franklin and Joarcam projects. In addition, Silver Star will not be proceeding with the Standby Equity Distribution Agreement ("SEDA") that committed Cornell to provide up to an additional $10 million of funding to Silver Star over a 24-month period. Silver Star has alternative financing committed to replace the Cornell funds and will access it when required funds for development exceed cash on hand from production revenue.

         Silver Star began discussions with Fidelis Energy, Inc. regarding the possible future amalgamation of the two companies, announced to the public on May 25th.

         Silver Star and Fidelis currently have common working interests in various oil and gas projects and the amalgamation of these interests would provide a larger and stronger entity for future growth. Oil and gas sector growth occurs by either merger or "growth by the drill bit" and Silver Star is positioning itself to consider both these options. The proposed amalgamation would combine all assets of both oil and gas companies into one entity, which would then have in the portfolio a combined working interest in 5 projects, these being North Franklin, Joarcam, Comanche Point, Evi and Verdigris Lake. The recent management changes of Fidelis have brought new strength of both corporate and oil and gas expertise and Silver Star has been approached by Fidelis with this proposal. The amalgamation of the aforementioned assets and individual company working interests would be based on "fair market opinion" provided by third party arms length reservoir engineering. The companies have now commissioned these reports on the various projects as a valuation of assets as a precursor to formal negotiations regarding the possible new structure of the amalgamated companies. Silver Star anticipates that discussions and negotiations will be ongoing over the next several months and will endeavor to provide regular updates on this corporate development as well as current operations.

         On May 26th, Silver Star announced details of thedeep gas potential in the Forbes (F-zone) at the Company's North Franklin gas reservoir, Sacramento Basin California. North Franklin is situated in the southern Sacramento Basin of California between the cities of Sacramento and Stockton that has produced in excess of 9 Tcf of gas. The deep Forbes F-zone has the potential to contain 60 Bcf gas. Combined with the producing Winters, North Franklin now has the potential to contain in excess of 100 Bcf gas. The Deep Forbes F-zone lies beneath the younger Winters sand that is currently producing from the
"Archer-Whitney #1 well" and will be drilled by a second well named "Archer-Wildlands". After an aggressive land-leasing program by the partners over the last year, the North Franklin Project has now, under lease, 3,465 gross acres. North Franklin deep F-zone has approximately 1,200 acres of structural and stratigraphic closure based on mapping of the seismic anomaly. It is defined by regional well control and 2-D seismic data from three seismic lines. The strong AVO anomaly present indicates that gas may be present. The prospect potential is based on net pay averaging 50 feet over this closure and recovery factor of 1,000 Mcf per acre foot. The prospect reserves are estimated at 60 Bcf of gas. Gas quality is anticipated to be greater than 900 Btu. The nearest F-zone production at the Clarksburg gas field, located with in five miles of the prospect, is 930 Btu. Gas is expected to be contained in permeable, Upper Cretaceous, deep- water F-zone sandstones that are of equivalent age to sandstones that are the major producing zones in the northern portion of the Sacramento Valley. An estimated 75 feet of net reservoir sandstones are expected to be present in the upper and middle F-zone fans at the proposed test location. Equivalent Forbes sandstones are the chief producing gas reservoirs in the northern Sacramento Valley having produced in excess of 2 Tcf of gas. Drill depth through the prospective upper and middle fans at North Franklin Deep is 11,000 feet. The well would offset the productive upper Winters sand discovered in 2004 and penetrate the both the upper and middle F-zone fans at a structural favorable position. In the event that the F-zone is not productive at this location, the well could be put into production from the Winters sands. The 11,000 foot well is estimated to cost $1.5 million and Silver Star has a 40% working interest in the project. The North Franklin partners are planning to drill the test well in Q3-4 2005.

         On May 31st, Silver Stra detailed that "13-22" well has been successfully completed and will be put into immediate production. This is now the second well to be brought on for commercial oil production at Joarcam by Silver Star. The completion program involved a 3.0 meter perforation of 2.5 meters (8.2 feet) of the Viking (oil) zone. The oil pay zone was thicker than earlier thought. The result was an excellent influx of fluid confirming strong permeability and porosity and that the perforation contacted the oil zone. The operator has estimated from swab testing and offset well data, that the "13-22" well oil production rate should be between 35 and 50 barrels per day. The well is now being put into production where actual flow rates will be established. The operator is now constructing site services and installing pump-jack and tank facilities. The "13-22" well offsets the producing "4-27" well (33-40 barrels per day since January 2004) and along trend from the "13-27" well (44-50 barrels per day) that has been in production since March 1, 2005 that Silver Star is receiving its pro-rata share of production revenue.

         On June 1, the Company announced the May 2005 production totals at the "13-27" well at

Joarcam, Alberta. Oil production for the month of April was 1,375 barrels. Production has been shipped and sold. The purchaser of the Joarcam production is Nexen Marketing Inc. of Calgary who remits payment to the operator and net revenue is then forwarded to Silver Star. May had an average daily production rate of 44.4 barrels per day. In 3 months the well has now cumulatively produced 4,089 barrels. At North Franklin, the April and May 2005 production totals for the "Archer-Whitney #1" well since full production began on March 23rd to the most recent data received by the Company on May 31 the "Archer-Whitney #1" well has produced 98.5 Mmcf gas in 70 days at an average rate of 1.41 Mmcf per day. Total production to-date has generated $591,000 to the partners. Production by month has been 13.5 Mmcf in 9 days of March, 41.2 Mmcf for April and 43.8 Mmcf for May.

         The operator of the project had intended to increase the flow rate to 2.5-3.0 Mmcf per day, but has maintained a choked back gas flow since the onset of production only increasing the gas flow in small increments. The latest project update at the well is that, under advice from the operator, gas flow will remain choked back to between 1.75 Mmcf and 2.0 Mmcf per day until the second well is drilled and completed. As reported earlier, Silver Star anticipates a spud date to be announced shortly in June. With more information provided from the second well, this will provide important geological reservoir data and confidence that detriment will not be done to the reservoir prior to opening up the well to its fullest capacity. North Franklin is a new reservoir discovery and time will be required to evaluate the full potential of the gas field. Silver Star expects that in time, production rates will meet original expectations of 4-5 Mmcf per day.

         The well is currently producing between 1.5-1.6 Mmcf per day from the latest numbers received by Silver Star. The operator's advice to the Company is to be prudently cautious in these early production days. We have been advised not to be over zealous in rapidly increasing the flow rates to maintain the integrity of the gas-charged sand to prevent the unlikely possibility of coning the reservoir and potentially drawing in excess condensate. Silver Star intends to announce gas production totals and rates on a monthly basis, or more frequently when warranted.
 Silver Star is planning for the next Joarcam well, named "12-27". The location directly offsets the producing "13-27" well that has now produced over 4,200 barrels at 44 barrels per day. Silver Star has instructed the operator of the Joarcam Project, Transaction Oil and Gas of Calgary, Alberta to begin the required well licensing and permitting in preparation for drilling. This will be the third oil well under the Company's overall development strategy at its "core" Joarcam Project. The plan is to drill up to 10 wells during 2005. The Company has drilled two successful producers in the "13-27" and "13-22" wells. Silver Star is moving forward meeting the Company's goal of producing 500 barrels of oil per day (bbls/d) at Joarcam when the project is fully developed.

         On June 20th, Silver Star announced that the Company was preparing to spud the "Archer- Wildlands #1" well at the North Franklin Project in the Sacramento Basin of California. This is the next gas well to be drilled under the overall development plan for the North Franklin Project. The well location is an offset to the "Archer-Whitney #1" well that has been in production since March 2005. The drilling rig is currently being mobilized to the North Franklin site. After rig up, it is anticipated that drilling to the 8,000 foot depth should take 8-10 days following which, the well will be completed and tied-in to the pipeline. Silver Star anticipates a spud date of the well to be on June 21 or 22.

         On June 27th, the "Archer-Wildlands #1" well was announced to be drilling ahead at the North Franklin Project, Sacramento Basin of California. The well was spudded on June 25th and is a close offset to the "Archer-Whitney #1" well that has been in production since March 2005. This is the second gas well to be drilled in the North Franklin gas reservoir under the 2005 development plan.

         The Company is optimistic that the Winters sand gas pay zone will be thicker at this location than the "Archer-Whitney #1" well, based on 2D seismic and geological mapping of the formation. Drilling to the 8,000 foot depth should take a total of 8-10 days following which, the well will be completed and tied-in to the pipeline. Silver Star receives PG&E-Citygate gas prices for sales and was last quoted at $6.72 per mcf.

         On June 30th, the Company updated progress from ongoing oil and gas operations and drilling at Joarcam and North Franklin. At Joarcam, the Company has received sales from Nexen for the 30 day production period at the "13-27" well totaling 1,311 barrels at a rate of 44 barrels per day. The well has now cumulatively produced 5,400 barrels in 4 months. The "13-22" well began commercial production on June 25th after a slight delay waiting for electricity to be installed at the site due to wet conditions on the lease. The site and tank facilities at the "13-22" well location are complete and the Company has begun trucking oil for sale to Nexen. The initial production rates are now being established as the well is slowly stabilizing. The oil cut is increasing over time and yesterday's daily production of 22 barrels per day is anticipated to increase. The offsetting "4-27" well has been producing at 35 barrels per day since January 2004 and underwent similar oil cut stabilization. Silver Star has previously announced that the operator and reservoir engineering projection was for the well to produce between 35-50 barrels per day from the completion data and logs. The Company expects to meet this production target over time as the well stabilizes.

         Additional oil production revenue from the "13-22" well for June will be booked in Q2 financials along with revenue from the "13-27" well and "Archer-Whitney" at North Franklin, California. Currently, the 38 degree API light oil at Joarcam has been priced at over $73.00 CDN ($58.00 US) per barrel. The Company is rapidly developing its "core" Joarcam Project with two successful oil producers in the "13-27" and "13-22" wells. The next well to be drilled is the "12-27" location where an A.F.E. is now being generated. Combined daily production now approximates 66 barrels per day. Silver Star has a 70% working interest and a 56% net revenue interest. The operator of the project, Transaction Oil and Gas Ventures is currently incurring a total production cost including trucking of $8.00 per barrel. This cost will decrease over time and will be lower as more wells come on line and as the Company considers tieing into large tank battery or pipeline for the project.

         The Company also wishes to update the progress of the "Archer-Wildlands #1" well at North Franklin. The well is now at 2,400 feet and is on schedule to meet the total depth of 8,000 feet next week.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

DATE:       August 10, 2005


By:  /s/ Robert McIntosh
Robert McIntosh
President, CEO & Director
(Principal Executive Officer)


By:  /s/ David Naylor
David Naylor
Treasurer, Director
(Principal Financial Officer)