Form 10QSB
period 2005-09-30
SILVER STAR ENERGY INC
filed 2005-11-07
CIK 1216964

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005
                -------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

         For the transition period from                  to
                                       ------------------  ---------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2005 85,021,035


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                                 BALANCE SHEETS



                                                                                (Unaudited)
                                                                                September 30,       December 31,
ASSETS                                                                               2005               2004
------
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $            8,215  $         138,005
  Accounts Receivable                                                                    243,614                  -
  Prepaid Expense                                                                         13,000             18,825
                                                                              ------------------  -----------------

     Total Current Assets                                                                264,829            156,830
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                  10,199              7,751
  Computers                                                                                6,222              6,222
  Vehicles                                                                                64,087             18,316
   Accumulated Depreciation                                                               (7,883)            (4,809)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     72,625             27,480
                                                                              ------------------  -----------------

Other Assets
  Oil and Gas Properties, net of depletion of $154,813 and $0                          3,391,829          2,586,353
  Debt Issue Costs, net of amortization of $93,688 and $11,059                           358,814            441,441
                                                                              ------------------  -----------------

     Total Other Assets                                                                3,750,643          3,027,794
                                                                              ------------------  -----------------

     Total Assets                                                             $        4,088,097  $       3,212,104
                                                                              ==================  =================


                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                   2005                 2004
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            80,321  $           75,893
  Accrued Liabilities                                                                    54,150                   -
  Notes Payable                                                                         450,000             450,000
  Due to Related Party                                                                   93,418              92,318
  Convertible Debentures                                                              1,060,000                   -
  Accrued Interest                                                                       65,024               9,725
                                                                            -------------------  ------------------

     Total Current Liabilities                                                        1,802,913             627,936

Convertible Debentures                                                                  750,000             750,000
Accrued Interest                                                                         32,175               3,904
                                                                            -------------------  ------------------

     Total Liabilities                                                                2,585,088           1,381,840
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at September 30, 2005 and
    December 31, 2004                                                                         -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized. 85,021,035 issued and outstanding at
    September 30, 2005 and December 31, 2004                                             85,021              85,021
  Paid in Capital in Excess of Par Value                                              3,056,658           3,056,658
  Retained Deficit                                                                   (1,638,670)         (1,311,415)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                       1,503,009           1,830,264
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         4,088,097  $        3,212,104
                                                                            ===================  ==================



                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                  For the Three Months Ended              For the Nine Months Ended
                                                         September 30,                          September 30,
                                             -------------------------------------  -------------------------------------
                                                   2005              2004                  2005             2004
                                             -----------------  ------------------  ------------------  -----------------
Production Revenue                           $         539,414  $                -  $        1,026,167  $               -
                                             -----------------  ------------------  ------------------  -----------------

Expenses
  Production Costs                                     144,760                   -             404,355                  -
  Consulting and Management Fees                       134,403              40,905             306,448            163,671
  General and Administrative                           108,409             133,866             389,687            552,326
  Professional Fees                                     52,220              29,571              83,496             84,174
                                             -----------------  ------------------  ------------------  -----------------
     Total Expenses                                    439,792             204,342           1,183,986            800,171
                                             -----------------  ------------------  ------------------  -----------------

Other Income ( Expense)
   Gain (loss) on disposal of assets                    (3,237)                  -              (3,237)
   Interest Expense                                    (60,140)             (1,830)           (166,199)            (1,830)
                                             -----------------  ------------------  ------------------  -----------------

Net Income (Loss)                            $          36,245  $         (206,172) $         (327,255) $        (802,001)
                                             =================  ==================  ==================  =================

Income (Loss) per Common Share               $               -  $                -  $                -  $          (0.01)
                                             =================  ==================  ==================  =================

Weighted Average Shares Outstanding                 85,021,035          84,143,945          85,021,035         94,252,550
                                             =================  ==================  ==================  =================

                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                           -------------------------------------
                                                                                  2005               2004
                                                                           ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                   $         (327,255) $        (802,001)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation, Amortization and Depletion                                           245,094              3,355
   Common stock issued for account payable                                                  -             25,000
   (Gain) loss on disposal of assets                                                    3,237                  -
(Increase) decrease in other assets & prepaids                                          5,825             26,560
(Increase) decrease in accounts receivable                                           (243,614)                 -
Increase (decrease) in accounts payable                                                 4,428            122,603
Increase (decrease) in accrued liabilities                                            138,819                  -
                                                                           ------------------  -----------------
Net cash used in operating activities                                                (173,466)          (624,483)
                                                                           ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition/Sale of equipment, net                                                    (56,036)           (30,008)
Acquisition of oil & gas property interests                                          (960,288)        (1,747,366)
Proceeds on sale of Netcash (net of cash)                                                   -                  -
                                                                           ------------------  -----------------
Net cash used by investing activities                                              (1,016,324)        (1,777,374)
                                                                           ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures                                                1,060,000                  -
Proceeds from loans                                                                         -            250,000
Proceeds from shareholder loans                                                             -                  -
Proceeds on sale of common stock                                                            -          1,655,000
                                                                           ------------------  -----------------
Net Cash Provided by Financing  Activities                                          1,060,000          1,905,000
                                                                           ------------------  -----------------

Net Increase (Decrease) in cash and cash equivalents                                 (129,790)          (496,857)
Cash and Cash Equivalents at beginning of the period                                  138,005            502,428
                                                                           ------------------  -----------------
Cash and Cash Equivalents at end of the period                             $            8,215  $           5,571
                                                                           ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                                   $                -  $               -
Income Taxes                                                               $                -  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
-----------

                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

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

         The Company's future capital requirements will depend on many factors, including costs of exploration of the properties, cash flow from operations, costs to complete well production, if warranted, and competition and global market conditions. The Company's present cash flow from operations now exceeds its monthly general and administrative and other operational expenses. As of October 14, 2005 the company has closed and received the net proceeds of a financing totaling a gross amount of $3,350,000 USD.

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

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Business

         The Company is in the production stage of the oil and gas industry. The Company's primary objective is to identify, acquire and develop significant working interest percentages in underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers. During 2003 and 2004 the Company was in the development stage and acquired interests in several oil and gas prospects and in 2005 has set up the extraction process and is further continuing that program.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Silver Star Energy, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2005, and for the three and nine month periods then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Loss per Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the nine months ended September 30, 2005 and 2004 are not presented as it would be anti- dilutive. At September 30, 2005, the total number of potentially dilutive common stock equivalents was 750,000. There were no common stock equivalents at September 30, 2004.

Fixed Assets

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at September 30, 2005 and December 31, 2004:

                                                          (Unaudited)
                                                         September 30,        December 31,

                                                       ,
                                                              2005                2004
                                                       ------------------  ------------------
Furniture and Fixtures                                 $           10,199  $            7,751
Computers                                                           6,222               6,222
Vehicles                                                           64,087              18,316
Less: Accumulated Depreciation                                     (7,883)             (4,809)
                                                       ------------------  ------------------
Total                                                  $           72,625  $           27,480
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

         Total depreciation expense for the nine months ended September 30, 2005 and 2004 was $7,653 and $3,355 respectively.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

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

         Total depletion expense for the nine months ended September 30, 2005 and 2004 was $154,813 and $0 respectively.

                             SILVER STAR ENERGY, INC
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

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

                             SILVER STAR ENERGY, INC
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

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

                             SILVER STAR ENERGY, INC
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         In December 2004, FASB issued Statement No. 123 (R), SHARE-BASED PAYMENT, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for STOCK ISSUED TO EMPLOYEES, which was permitted under Statement 123, as originally issued. We currently are evaluating the impact of Statement 123 (R) on our financial condition and results of operations.

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

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES (continued)

         In the event the Company does not provide the funds as required, the Company will retain no interest in the prospects.

         During the year ended December 31, 2004, the Company paid $1,283,149 towards the exploration and development of the oil and gas prospects in Alberta. During the nine months ended September 30, 2005, the Company paid $517,086 towards the exploration and development of the oil and gas prospects in Alberta. All of these costs have been capitalized.

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

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

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

         During the year ended December 31, 2003, the Company incurred a total of $405,000 in acquisition and exploration costs relating to the California prospects. During the year ended December 31, 2004, the Company incurred a total of $898,204 in acquisition, exploration and development costs relating to the California prospects. During the nine months ended September 30, 2005, the Company incurred a total of $443,202 in acquisition, exploration and development costs relating to the California prospects. As of September 30, 2005, total capitalized costs for the California prospects was $1,746,406.

         Silver Star has received a reservoir engineering reserve report from Chapman Petroleum Engineering, Ltd. on the North Franklin Project. The two producing gas wells, Archer-Whitney #1 and Archer-Wildlands #1 were used to assign the following net reserves to Silver Star's 40% working interest.

         The reserves in the category of Proved Developed Producing total 3.593 Bcf with a N.P.V. (Net Present Value) at a 10% D.C.F. (Discounted Cash Flow) of $12,220,000. These reserves reflect the two producing wells only. Additional "Probable" reserves have been estimated for incremental recovery on the two existing wells and for one down dip location. However, under SEC regulations probable reserves are not recognized and therefore are not reported.

NOTE 4 - COMMON STOCK

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

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK (continued)

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

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5- RELATED PARTY TRANSACTIONS

         Pursuant to consulting agreements dated November 15, 2003 and renegotiated July 1, 2005 the Company agreed to pay $12,000 per month to the CFO and director of the Company and $15,000 per month to the President and director of the Company.

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

         At September 30, 2005, the Company owed $93,418 to 1048136 Alberta Ltd. for expenses related to corporate development.

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

NOTE 6 - INCOME TAXES

         As of December 31, 2004, the Company has incurred operating losses of approximately $1,212,000 which, if utilized, will expire through 2024. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements, as their realization is determined not likely to occur.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE

         During the year ended December 31, 2004, the Company received the following short-term loans:


                                                                           (Unaudited)
                                                                           September 30,       December 31,
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
                                                                         =================   =================

         As of September 30, 2005 and December 31, 2004, accrued interest on these loans was $37,785 and $9,725, respectively. For the nine months ended September 30, 2005 and 2004, interest expense charged to these loans was $28,060 and $0, respectively.

NOTE 8 - CONVERTIBLE DEBENTURES

         On November 23, 2004, the Company sold $750,000 in secured convertible debentures to Cornell Capital Partners, L.P. (Cornell). The convertible debentures carry an interest rate of 5% per annum. Principal and interest will be due on November 23, 2007. At any time, Cornell is entitled to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock. On November 23, 2007, at the Company's option, the entire principal amount and all accrued interest shall be either (a) paid to Cornell or (b) converted to common stock. For the nine months ended September 30, 2005 and 2004, interest expense charged to the convertible debentures was $28,271 and $0, respectively.

         As part of the purchase of the debentures, Cornell was also issued a Warrant to purchase 750,000 shares of the Company's common stock. The Warrant will expire on November 23, 2009. The exercise price of the warrant shall be one hundred twenty percent (120%) of the closing bid price of the Company's common stock on the exercise date or as subsequently adjusted.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

         On November 23, 2004, the Company paid $102,500 in cash for debt issue costs. The Company also issued 362,394 shares of common stock valued at $350,000 for debt issue costs. Total debt issue costs of $452,500 have been capitalized in financial statements. These debt issue costs are being amortized over three years. As of September 30, 2005 and December 31, 2004, debt issue costs of $93,688 and $11,059 have been amortized and recorded as interest expense. At September 30, 2005 and December 31, 2004, net debt issue costs were $358,814 and $441,441, respectively.

         On March 10, 2005, the Company executed a Convertible Debenture for $550,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On March 30, 2005, the Company executed a Convertible Debenture for $200,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. As of September 30, 2005, interest expense charged to these convertible debentures was $20,570.

         On April 8, 2005, the Company executed a Convertible Debenture for $160,000. The note is due and payable in full on or before April 8, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On May 17, 2005, the Company executed a Convertible Debenture for $150,000. The note is due and payable in full on or before May 17, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. As of September 30, 2005, interest expense charged to these convertible debentures was $6,670.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

PLAN OF OPERATIONS

         On July 5, 2005 Silver Star announced that the June gas production at the "Archer-Whitney #1" well at the Company's North Franklin gas reservoir totaled 44.859 Mmcf for the 30 days in June. The average daily production was
1.50 Mmcf per day. In addition, "Archer-Wildlands #1" gas well was nearing, and should reach the total depth of 8,000 feet. Silver Star receives PGE-Citygate gas pricing from North Franklin production, which on July 1st was in the $6.13 per Mcf range. NYMEX natural gas futures have risen to between $7.17 and $8.82 for 2005-2006 giving Silver Star an indication of what future gas production revenue may be during the upcoming months.

         On July 11, Silver Star updated the status of the "Archer-Wildlands #1". The well was still drilling ahead after a short delay that occurred as the well deviated from the directional drilling program. In order to intersect the targeted pay zone planned from the 2D seismic, the well required a slight directional reorientation. The operator has worked to solve the deviation issue and is now on track to drill through the Winters sand objective over the next day or so. Silver Star expected to receive the suite of electronic logs and data mid week. Drilling often encounters delays and the Company has stated that it will keep shareholders updated with the best available information at that time.

         On July 18, Silver Star was pleased to announce that the "Archer-Wildlands #1" gas well at the Company's North Franklin Project reached a total depth of 7,736 feet on July 15. The Winters sand pay had excellent gas shows in the mud log and the suite of Resistivity and Sonic electronic logs showed clean sand pay with 100% gas fill-up within the pay zone. The intersected sand pay exceeds in thickness what is producing at the "Archer-Whitney" well. A casing election was immediately made and the Company is pleased to report that the well is now cased to depth with production casing. The Company and partners were preparing to complete the well and the operator is developing a perforation plan to be implemented during the well completion phase. Notably, the gas gathering line and tie-in to pipeline are already in place at the Wildlands location. All that will be required is to install a gas-flow meter following the perforation and completion program. The well can be tied-in to the pipeline with no delays, such as occurred with the initial pipeline construction. The operator has called for a completion rig and Silver Star will report on timing when the rig becomes available. It is estimated that the completion phase of the well will occur over the next 2 weeks.

         On August 2 Silver Star announced  that the  completion  program at the
"Archer-Wildlands #1" gas well had begun. The completion rig arrived at the North Franklin Project site yesterday. The perforation of the Winters gas pay zone will be done August 3, following which, the well will be flow tested and tied-in to the existing gas pipeline infrastructure. The operation is estimated to take 3 to 4 days. After the well is tied-in, Silver Star will have two producing gas wells in the North Franklin reservoir. On August 1, the PGE-Citygate gas pricing from North Franklin production was $7.14 per Mcf. Silver Star posted recent photos of the North Franklin Project in the "Projects Photo Gallery" section of the website. These include drilling of the "Archer-Wildlands #1" well and the production facilities at the "Archer-Whitney #1" well location. These pictures can be viewed at www.silverstarenergy.com

         On August 3 the Company reported that the July gas production at the "Archer-Whitney #1" well at the Company's North Franklin gas reservoir totaled
46.212 Mmcf for the 31 days in July. The average daily production was 1.49 Mmcf per day. The well has exhibited stable production at these rates since the onset of production in March 2005. Now that the second well has been drilled and the partners have gained important information on the reservoir integrity, the operator has indicated that gas flow rates at the "Archer-Whitney #1" well can be safely increased. Silver Star will report when this occurs and update rates when available. The completion program at the "Archer-Wildlands #1" well was ongoing and the Company stated it would report on all developments when information is received from the operator. Silver Star receives PGE-Citygate gas pricing from North Franklin production, which on August 1st was in the $7.14 per Mcf range. NYMEX natural gas futures have risen to between $8.15 and $9.54 for 2005-2006 giving Silver Star an indication of what the revenue from upcoming gas production may be in the near future.

         On August 5 Silver Star reported the July oil production from the "13-27" and "13-22" wells at the Joarcam Project. The Company has sold and shipped oil to Nexen for the 31day production period for the two producing wells totaling 1,719 barrels. The "13-27" well produced 1,141 barrels at a rate of 37 barrels per day and the "13-22" well produced 579 barrels at a rate of 19 barrels per day. The Joarcam Project has now cumulatively produced 7,119 barrels in 5 months. Silver Star has a 70% working interest and a 56% net revenue interest. The operator of the project, Transaction Oil and Gas Ventures is currently working on increasing daily rate production from both wells by increasing pumping efficiency. Currently, the 38 degree API light oil at Joarcam has been priced at over $73.00 CDN ($61.00 US) per barrel.

         On August 8 Silver Star was pleased to announce the commencement of commercial gas production at the "Archer-Wildlands #1" well on the Company's North Franklin Project, Sacramento California. The well was successfully completed in the Winters pay zone, following which the well was connected to the existing pipeline infrastructure. The analysis of the gas returned a value of 945 B.T.U, in keeping with the gas value being produced from the Company's nearby "Archer-Whitney" well. The "Archer-Wildlands #1" well has been initially brought online at a rate of 1.0 Mmcf per day. This I.P.R. (initial production rate) will be closely evaluated by the operator and stepped up over time once stable rates are achieved.

         Now that this second gas well has been put into production, the partners are gaining important information on the North Franklin gas reservoir integrity. As a result, the operator has stated that gas flow rates at the "Archer-Whitney #1" well can be safely increased. Silver Star will shortly report updated production rates from the well when they are made available to the Company.

         Silver Star President Robert McIntosh stated "The beginning of commercial production of our second gas well is a significant milestone for the Company. It will have an immediate positive impact and increase cash flow from the North Franklin Project. With this new production, and as the operator begins to move up the flow rates at the Whitney well, we are moving forward towards achieving our goals for the Project as well as meeting our financial projections for Q3 and Q4."

         On August 10 Silver Star reported that the daily gas production at the "Archer-Whitney #1" well at North Franklin has been stepped up to 1.8 Mmcf per day, and is capable of going higher. The operator's goal is to move the production rate up to 2 Mmcf per day over the next few weeks and will be undertaking further increases of the gas flow rates over time. After each increase of the production rate, an evaluation period will be required to assess the well pressures, performance and to maintain reservoir integrity. Silver Star President Robert McIntosh stated, "Today, the combined production from the "Archer-Whitney #1" and the new producer "Archer-Wildlands #1" is 2.8 Mmcf per day. We are now producing from two gas wells and are confident of additional gas flow rate increases in the near future as the partners gain more insight into the nature of the Franklin reservoir."

         On August 15 Silver Star announced that the Company has executed a memorandum of understanding (M.O.U.) to acquire a 20% working interest from a private company, in a prospective

Kansas oil and gas play. Silver Star will be signing formal contracts and a joint operation agreement (J.O.A.) shortly. Silver Star and partners have now acquired participation rights in a large data base that includes a geophysical survey covering approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. Total cumulative oil production through 1999 from these counties is more than 978 million barrels of oil. The geophysical survey utilized RAM technology, owned by Paramount Energy Corp., which is a geophysical methodology used to highlight oil and gas deposits. Unlike 2-D and 3-D seismic methods, which gather information based upon artificially induced sonic responses recorded at the surface, RAM technology identifies "unique bright spots" using its proprietary software to process certain aspects of the earth's magnetic field data.

         Data is collected by a low flying aircraft equipped with specialized equipment and then analyzed by RAM software. These "unique bright spot" anomalies can be correlated to near-surface alterations caused by the slow geochemical processes that occur over both oil and gas deposits. The RAM technology is an indirect hydrocarbon indicator independent of structure so it a good tool in areas where seismic is not. Since RAM data is collected from an aircraft, large acreage surveys can be acquired many times faster and many times less costly than traditional seismic. That makes RAM an ideal first reconnaissance tool. Several identified RAM anomalies interpreted within the survey area are believed to have hydrocarbon potential over multi-sections of lands that have never been tested with a drill bit. Most nearby production within this region of the Central Kansas Platform produces from Mississippian age and older limestone rocks above the Arbuckle dolomite formation. Some of the accumulations of hydrocarbons are stratagraphically trapped and unrelated to structure and therefore not easily identifiable by traditional seismic. The magnetic survey and interpretation of the region is of excellent quality.

         Oil wells will be drilled to test the most promising prospects to the deepest known petroleum formation, the Arbuckle, generally less than 4000' in depth in the Central Kansas Platform. Drilling costs have been estimated to be in the order of $200,000 for a cased and completed well.

         The Central Kansas Platform covered by the survey and interpretation contains some of the most prolific production from shallow depths in that part of the country. There are many established oil fields within the boundaries of the survey area. The survey indicates "bright spots" that could be hydrocarbon accumulations not yet discovered by traditional seismic or other older exploration technologies. Multiple prospects are expected to be generated after more extensive field tests. Silver Star and partners are proceeding to further evaluate the most prospective oil and gas targets for drilling utilizing complimentary geochemical and geophysical methodologies in their field testing. The operator will then recommend leases for acquisition and the exploration program will commence. Silver Star, with a 20% working interest, will be participating in a joint venture with other working interest partners who are Fidelis Energy, Inc. which has a 25% working interest, and Cascade Energy, Inc. which also has a 25% working interest. The private company will be carried through the drilling and completion of the first two (2) exploratory wells. The 70% working interest partners will pay 100% of the costs of drilling and completing the initial two wells. Subsequent to those first two wells, all participants in the play will contribute on a straight up working interest basis.

         On August 24 the Company announced that the daily gas production at the North Franklin Gas Field has now surpassed 3.0 Mmcf per day from production at the two wells, Archer-Whitney

#1 and Archer-Wildlands #1. Silver Star has earlier reported the operator's strategy, which is to move the production rate up over a period of weeks, and will be undertaking additional flow rate increases over time. After each increase of the production rate, an evaluation period will be required to assess the well pressures, performance and to maintain reservoir integrity. On August 22, the PGE-Citygate gas pricing from North Franklin production was $8.19 per Mcf. NYMEX gas futures through November to March are now greater than $10 per Mcf.

         On September 1, Silver Star reported the August oil production from the "13-27" and "13- 22" wells at the Joarcam Project. The Company has sold and shipped oil to Nexen for the 28-day production period of August for the two producing wells totaling 1,795 barrels. The "13-27" well produced 1,184 barrels and is today producing at a rate of 41.5 barrels per day, up from the previous 37 barrel per day rate. The "13-22" well produced 611 barrels and is now producing at a rate of 22 barrels per day, up modestly from the 19 barrel per day rate for July. The Joarcam Project has now cumulatively produced 8,914 barrels in 6 months. The operator of the project, Transaction Oil and Gas Ventures continues to work on, and make progress towards, increasing daily rate oil production from both wells by increasing pumping capacity. Recently installed remote monitoring equipment that constantly checks the efficiency of the pumpjacks is beginning to show tangible benefits in the form of increased daily rate production. Both wells have begun to show increases in oil production and decreases in water cut over the past 30 days. Silver Star currently has engineered three more drilling locations with well licenses and permits in place. The Company will shortly detail the upcoming timing and schedule for drilling these additional well locations. Currently, the 38 degree API light oil at Joarcam has been priced at over $80.00 CDN ($68.94 US) per barrel.

         On September 6, Silver Star reported on the gas production totals for the month of August. Production was from the two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1" at the Company's North Franklin gas reservoir. August production totaled 78.89 Mmcf for the month. The "Archer-Whitney #1" well produced 49.16 Mmcf during the month, and the "Archer-Wildlands #1" well produced 26.73 Mmcf after production began on August 8th. Since August 22nd, after increasing the flow rates, combined production has been at 3.0 Mmcf per day for the two wells. Silver Star receives PGE-Citygate gas pricing from North Franklin production, which on September 2nd was quoted at $9.64 per Mcf. Gas pricing is up over $3.00 per mcf since commercial production began in March of this year.

         On September 12, Silver Star announced that management of the Company and Fidelis Energy, Inc. have collectively agreed to suspend the discussions as to the possible amalgamation of the two companies for a period of at least one year. Silver Star and Fidelis will continue to separately develop, along a parallel path, their own working interests in the North Franklin Project and the recently announced Kansas Play. Management feels that with the recent increases in commodity prices, especially the revenue stream from the gas production in California, that Silver Star is adequately positioned to grow under its own corporate development plan. Silver Star is currently working on various options to secure a sizeable financing that will allow the full development of the North Franklin, Joarcam and Kansas projects.

         On September 22, Silver Star reported on the first weeks of September gas production at North Franklin. Gas production from the two wells, the "Archer-Whitney #1" and "Archer- Wildlands #1" for the first 11 days totaled
32.53 Mmcf at an average daily rate of 2.957 Mmcf per day. Production flow rate increases have been implemented and both wells continue to perform to the Company's expectations. Silver Star and the operator continue to monitor progress of the new well and overall reservoir. For the first time since commercial production began in March of 2004, PGE-Citygate gas prices have gone over $11.00 per Mcf. Prices on September 21st were quoted at $11.35. Gas prices have nearly doubled since the onset of "Archer-Whitney #1" production. In addition, January 2006 gas futures on the NYMEX have been priced at $13.81 per Mcf. Silver Star and the operator are working towards ever increasing the production rates of the wells to take advantage of these soaring gas prices. Silver Star also reports that the Company continues to make good progress towards the ultimate closing of a large capital raise financing that, when finalized, will allow further development drilling under the overall 2005 development plan at North Franklin, Joarcam, Evi and Kansas Projects.

         On September 27, Silver Star Energy reported that the September oil production from the "13-27" and "13-22" wells at the Joarcam Project will total 1,845 barrels for the 30-day production period of September for the two producing wells. The daily rate of oil production is currently 61.5 barrels per day for both wells. The "13-27" well is producing at a rate of 38 barrels per day and the "13-22" well is producing at a rate of 23.5 barrels per day, up modestly from the 22 barrel per day rate for August. The Joarcam Project has now cumulatively produced over 10,700 barrels in the past 7 months.

         August production revenue to the project totaled $138,000 and September is estimated to be $120,000. The two wells continue to exhibit steady production and the Company and operator are working to maximize the barrels per day production. Currently, the 38 degree API light oil at Joarcam has been priced at over $78.00 CDN ($63.00 US) per barrel. Silver Star ships and sells its oil production to the Nexen facility near the Joarcam Project.

SUBSEQUENT MATERIAL EVENTS

         On October 10, Silver Star announced that it has received commitments from certain institutional investors to acquire senior secured convertible promissory notes and warrants of the Company for gross proceeds of $3,350,000. The convertible notes can be converted to common shares on the basis of $ 0.315 per share. In addition to the notes, the Company has agreed to issue investor warrants for 100% of the common shares underlying the notes exercisable into common shares for 5 years at an exercise price of $0.63. The Company has agreed to registration rights for the investors, although the securities to be issues are restricted and may not be sold or offered in the U.S. absent registration or an applicable exemption from registration requirements. The funds will be utilized to repay the Company's outstanding debenture to Cornell Capital LLP, for drilling costs and for working capital. This press release shall not constitute an offer to sell or the solicitation of an offer to buy the notes or the warrants. This press release is being issued pursuant to and in accordance with Rule 135c under the Securities Act of 1933, as amended.

         And on October 7, Silver Star announced that dated today, the Company has accepted a firm "Binding Purchase Offer" from a Canadian oil and gas company to buy the entire 70% interest of the Joarcam asset. The Binding Offer to Purchase totaled $4,457,000 CDN or $3,762,600 USD. The net to Silver Star's 70% interest will be approximately $2.6 million USD. Management accepted this offer after discussions with its engineering consultants that indicated it to be a "fair market" price for the asset. The sale is scheduled to close on or before November 30, 2005 and will provide Silver Star capital to move forward in developing the North Franklin gas reservoir, fracture stimulate the EVI "7-11" well, advance the Kansas Project as well as consider future acquisitions.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

DATE:       November 4, 2005


By:  /s/ Robert McIntosh
Robert McIntosh
President, CEO & Director
(Principal Executive Officer)


By:  /s/ David Naylor
David Naylor
Treasurer, Director
(Principal Financial Officer)