Form 10KSB
period 2005-12-31
SILVER STAR ENERGY INC
filed 2006-04-03
CIK 1216964

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK  ONE)
[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______To_______


Commission file number 333-102930

                            SILVER STAR ENERGY, INC.
                 (Name of small business issuer in its charter)

                    Nevada                             90-0220668
        State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization               Identification No.)


       9595 Wilshire Boulevard Suite 900 Beverly Hills, California 90212
               (Address of principal executive offices) (zip code)


Issuer's telephone number                               (310) 477-2211
                                                       ---------------


Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         At March 13, 2006, the aggregate market value of all shares of voting stock held by non-affiliates was approximately $19,705,047. In determining this figure Registrant has assumed that all directors and executive officers and persons known by the company to own beneficially more than 5% of the 85,021,035 shares are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2005, was as follows: 85,021,035 common shares, $.001 par value per share.

Total revenues for fiscal year ended December 31, 2005: $1,677,910

At December 31, 2005 the number of shares of common stock outstanding was 85,021,035.

Transitional Small Business Disclosure Format (check one): Yes  ; No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
   [   ] Yes [X] No

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                          PAGE
PART I

Item 1.     Description of Business                                                              4

Item 2.     Description of Property                                                              11

Item 3.     Legal Proceedings                                                                    11

Item 4.     Submission of Matters to a Vote of Security Holders                                  11


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                             11

Item 6.     Management's Discussion and Analysis or Plan of Operations                           13

Item 7.      Financial Statements                                                                28

Item 8.      Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                                            28

Item 8A.    Controls and Procedures                                                              28

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                                29

Item 10.   Executive Compensation                                                                31

Item 11.   Security Ownership of Certain Beneficial Owners and Management                        31

Item 12.   Certain Relationships and Related Transactions                                        32

Item 13.   Exhibits and Reports on Form 8-K                                                      33

Item 14.   Principal Accountant Fees & Services                                                  35

                                     PART I



                         ITEM 1 DESCRIPTION OF BUSINESS


         Silver Star Energy, Inc. is an oil and gas exploration and development company listed on the OTC: BB under the symbol SVSE and on the Berlin/Frankfurt exchange as A0BLP5.

         Silver Star's primary objective is to identify, acquire and develop significant working interest percentages in underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers. Exploration and development drilling in the next 12 month period enable Silver Star to meet corporate goals of targeted oil and gas production of a minimum of 1,000 BOE plus per day. Silver Star projects that over time, the oil and gas projects will generate sufficient cash flow to self-finance and allow necessary development costs to be borne through cash flow generation. The Company expects that a return on investment of no more than two years will satisfy the requirements of investors.

         Silver Star seeks opportunities in undervalued oil and gas projects that promise a high rate of return, include proximal access to commercial distribution, and are applicable to modern oil and gas engineering technology. In essence, Silver Star's management is targeting projects that represent substantial growth with minimum risk exposure. As a result of acquiring high quality, low risk prospects via key strategic partnerships, Silver Star is focused on three particular areas with specific development potential: the province of Alberta in Canada and the states of California and Kansas in the United States.

         The province of Alberta, Canada, is the world's ninth largest oil producer and third largest natural gas producer, providing over two-thirds of Canada's energy. California is the fourth- largest energy-producing state in the U.S., and as the world's eighth-largest economy, it ranks second nationwide in total energy consumption, yet produces only 16% of the natural gas required to satisfy demands. Kansas fields produced about 34 million barrels of oil in 2005, about the same as 2004 and down substantially from the boom times of the 1950s when annual output averaged more than 100 million barrels.


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

PROSPECT DESCRIPTION: EVI

The Evi area is located in northern Alberta approximately 200 miles north-northwest of the City of Edmonton. The area is relatively flat and forested with occasional areas of Muskeg, making summer access to undeveloped areas difficult. The primary exploration targets are the Devonian Slave Point Carbonate and Granite Wash Sandstone. The Peace River Arch is the principal tectonic element of the district and stratigraphic records suggest the existence of the Arch as a positive feature as early as the middle Cambrian.

Block faulting occurred throughout the Peace River Arch generating a series of Horsts and Grabens, The dominant orientation of these faults is NW to SE with counter parts running orthogonally. This faulting influenced the depositional pattern of both Slave Point Carbonates and Granite Wash sandstones.

The Slave Point limestone in the Evi area has good oil potential. The recent 7-11-81-11 W5M is now in production from Slave Point limestone reservoir. Comparing this well to other producing wells a few miles to the northwest indicates that the porosity development is similar and we can expect a similar north-west to south-east trend of porosity at the 7-11 well, perhaps connecting the two reservoirs.

Subsurface mapping of the Pre-Cambrian indicates a NW-SE trending structural high through E1/2 10 and W 1/2 11-87-11 W5M with a thick wedge of Keg River-Granite Wash clastic sediment onlapping orthogonally to it. It is feasible that a Granite Wash oil pool covers the W1/2 Sec. 11 and E 1/2 Sec. 10 T87-11 w5M based on the 13-2 anD 12-10 wells.

Granite Wash production occurs to the south of the Evi lands with wells producing up to 1.8 million barrels of oil. The 13-2 well immediately offsetting the Evi lands was completed as a Granite Wash well in 2001 with an initial production rate of 66 barrels per day. The Granite Wash remains a viable exploration target.

PROSPECT DESCRIPTION: VERDIGRIS LAKE

The Verdigris Lake prospect targets two potential zones, the Bow Island formation and the Sunburst Sandstone member of the Lower Cretaceous Mannville Group, both of which are gas plays. The prospect lands, section 20-3-15 W4M, are located in southeastern Alberta, 15 miles north of Coutts.

The Bow Island is relatively well washed and variably shaly, fine to coarse grained sandstone, with interbedded siltstone and mudstone and with generally subordinate conglomerate and pebbly sandstone. The well washed sandstones characteristically exhibit tabular cross laminae, but ripple-drift and trough types and horizontal laminae also occur. The shaly sandstones include bioturbated deposits several meters thick, with variable proportions of mudstone as discontinuous partings and sequences, made up of thin, graded sandstones and siltstones, regularly alternating in vertical succession with thin mudstones and shales. Varicolored chert and reworked-relict, nodular phosphorite are noteworthy coarse components of the conglomerates. Coalified plant fragments are locally abundant. The mudstones and shales are dark grey and noncalcareous. Bentonites and concretionary layers of siderite are also present.

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

Our prospect is for a Sunburst channel which has been identified on seismic data. A cross section through the area has wells that appear to be on the edge of the channel. The main risks are; the presence of the channel sands, their reservoir quality and gas charge. The estimated cost of drilling a well on our Verdigris Prospect areas is $175,000 and an additional $112,500 if the well requires completion.

CALIFORNIA

Effective December 5, 2003, we executed a Prospect Agreement with Archer Exploration Inc. of California, known as the North Franklin Prospect.

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

The North Franklin Deep Forbes Sandstone is a structural/stratigraphic trap prospective for Upper Cretaceous F-zone sands in the southern Sacramento Valley of California. Equivalent Forbes sandstones are the chief producing gas reservoirs in the northern Sacramento Valley having produced in excess of 2 Tcf of gas. The North Franklin Deep prospect lies beneath an Upper Cretaceous Winters sand gas field discovered in May 2004.

Gas quality at North Franklin Deep is anticipated to be greater than 900 Btu. The nearest F-zone production at the Clarksburg gas field, located within five miles of the prospect, is 930 Btu.

The Company anticipates that a total of 6 Winters wells and 4 Forbes wells may be drilled on the 3,200 gross acre prospect.

PROSPECT DESCRIPTION:  KANSAS PROSPECT

KANSAS PROSPECT: Silver Star and partners have now acquired participation rights in a large data base that includes a geophysical survey covering approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. Total cumulative oil production through 1999 from these counties is more than 978 million barrels of oil. The geophysical survey utilized RAM technology, owned by Paramount Energy Corp., which is a geophysical methodology used to highlight oil and gas deposits. Unlike 2-D and 3-D seismic methods, which gather information based upon artificially induced sonic responses recorded at the surface, RAM technology identifies "unique bright spots" using its proprietary software to process certain aspects of the earth's magnetic field data.

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

KANSAS

The oil and gas boom returned to Kansas in 2005. Its impact on the state economy depends on how long it lasts. Kansas oil and gas production was worth $4.7 billion in 2005, according to estimates by the Kansas Geological Survey at the University of Kansas. The total value of oil produced in the state in 2005 was estimated at about $1.8 billion, up from about $500 million in 2004. The total value of natural gas production was more than $2.8 billion in 2005, up from $2.2 billion the previous year. Natural gas production in 2005 is estimated at 380 billion cubic feet, down about 20 billion cubic feet from the previous year. The statewide peak was 990 billion cubic feet in 1970.

EMPLOYEES

         As of the date of this Report, we do not have any employees other than our directors and officers.

         We have  executed  a  Consulting  Agreement  with our  Chief  Executive
Officer, Robert McIntosh whereby he will provide us with general management consulting services for a monthly retainer of $20,000.

         We have further executed a consulting agreement with David Naylor, our Director and Chief Executive Officer, whereby he will provide us with general financial and administrative consulting services for a monthly retainer of $15,000. Both agreements can be cancelled by either party with a month's notice of termination.

RISK FACTORS

         In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

UNSUCCESSFUL OPERATING HISTORY

         We have a limited operating history upon which an evaluation of our future prospects can be made. Our business history has been limited to just under a year of production from our oil and gas wells. We will be reviewing additional business acquisition opportunities in this field if and when they become available. We do not have extensive operating history in the Oil and Gas acquisition, exploration and development industry and can not give assurances that we will be successful in securing revenues from results of any future Oil and Gas exploration and development activities.

         Even though we have partially completed subscriptions to an Equity Financing and secured loans from a director of the Company, there is no guarantee that we will be able to raise the additional financing necessary to develop our business plan or acquire new business assets.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO ACQUIRE ANY ASSETS

         As of December 31, 2005, we had cash on hand in the amount of $1,087,163. These funds are not sufficient to meet our obligation in connection to the Oil and Gas exploration and development interests that we purchased. In order to meet these obligations or acquire any additional business interest, we will have to raise funds necessary to meet our present Business obligations or to finance new operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

         We have arrangements for limited financing and we can provide no assurance that we will be able to obtain the additional required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

>>                         Market conditions;
>>                         Investor acceptance of potential business assets; and
>>                         Investor sentiment.

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


                         ITEM 2 DESCRIPTION OF PROPERTY


         Our executive offices are located at 9595 Wilshire Boulevard Suite 900 Beverly Hills, California 90212. Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.


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

         Our shares of common stock have been quoted for trading on the National Association of Securities Dealers' OTC Bulletin Board since June 12, 2003. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning June 12, 2003 (first day of trading) to December 31, 2005.

------------------------------------------- ---- ----------- ---- ----------
                       2003                         HIGH             LOW
------------------------------------------- ---- ----------- ---- ----------
June 12, 2003 to June 30, 2003*                       $0.00           $0.00
------------------------------------------- ---- ----------- ---- ----------
July 1, 2003 to September 30, 2003*                   $0.00           $0.00
------------------------------------------- ---- ----------- ---- ----------
October 1, 2003 to December 31, 2003**                $1.74           $0.04
------------------------------------------- ---- ----------- ---- ----------
                       2004                         HIGH             LOW
------------------------------------------- ---- ----------- ---- ----------
January 1, 2004 to March 31, 2004                     $2.04           $1.12
------------------------------------------- ---- ----------- ---- ----------
April 1, 2004 to June 30, 2004                        $1.62           $0.71
------------------------------------------- ---- ----------- ---- ----------
July 1, 2004 to September 30, 2004                    $0.80           $0.51
------------------------------------------- ---- ----------- ---- ----------
October 31, 2004 to December 31, 2004                 $1.40           $0.56
------------------------------------------- ---- ----------- ---- ----------
                       2005
------------------------------------------- ---- ----------- ---- ----------
January 1, 2005 to March 31, 2005                     $1.27           $0.74
------------------------------------------- ---- ----------- ---- ----------
April 1, 2005 to June 30, 2005                        $0.83           $0.42
------------------------------------------- ---- ----------- ---- ----------
July 1, 2005 to September 30, 2005                    $0.70           $0.45
                                            ---- ----------- ---- ----------
-------------------------------------------
October 31, 2005 to December 31, 2005                 $0.49           $0.21
------------------------------------------- ---- ----------- ---- ----------

                  * There were no trading activities of shares in our common stock during this period.

                  **       Adjusted for 24:1 forward stock split.

         The above quotations are taken from information provided by Yahoo Finance and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The number of shareholders of record of the Company's common stock as of January 27, 2006 was approximately 9,787.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On March 1, 2006, we issued 1,200,000 restricted shares of common stock to a consultant pursuant to a consulting agreement entered into with the consultant on March 1, 2006. The shares will be released to the consultant on the basis of 600,000 shares immediately upon the listing of our shares of common stock on the American Stock Exchange and, thereafter, 1/6 of the balance of 600,000 shares of common stock for each month or part month of the term that the consulting agreement remains in effect. These shares of common stock were issued to one U.S. person relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS, INCLUDED HEREWITH. THIS DISCUSSION SHOULD NOT BE CONSTRUED TO IMPLY THAT THE RESULTS DISCUSSED HEREIN WILL NECESSARILY CONTINUE INTO THE FUTURE, OR THAT ANY CONCLUSION REACHED HEREIN WILL NECESSARILY BE INDICATIVE OF ACTUAL OPERATING RESULTS IN THE FUTURE. SUCH DISCUSSION REPRESENTS ONLY THE BEST PRESENT ASSESSMENT OF OUR MANAGEMENT.

PLAN OF OPERATION

JOARCAM PROJECT: During 2005 we designed and engineered a multi-well program at the Joarcam lands, southeast of Edmonton, Canada. The drilling plan designed by us and Transaction Oil and Gas Ventures, the operator, engineered four drilling locations designated "13-27", "13-22", "5-27" and "5-22". These four locations were at a varied status of surveying, permitting and licensing. The project is a low risk development property with oil at a shallow depth and with a short payback period and long life reserves in the "Viking C" pool adjacent to the established Joarcam Viking pool, the largest Viking hydrocarbon accumulation in Alberta, Canada.

The four Joarcam wells are part of an overall development strategy that could see up to 16 well locations ultimately be drilled. If successful, it is anticipated that the field could produce 500 barrels of oil per day if fully developed. Oil wells at Joarcam demonstrate very shallow decline curves. The prospect lands are located about 25 miles southeast of Edmonton, Alberta and there is year round access to the property. With the Energy Conservation Board of Alberta having classified the Joarcam "4-27" well as a Viking "C" pool producer and a previously untapped reservoir, this new discovery status of the Joarcam lands reinforces the potential of Joarcam as a low risk development property with oil at a shallow depth and with a short payback period and long life reserves.

At Joarcam we have advanced funds in full to the operator, Transaction Oil and Gas Ventures, to cover the drilling and completion of the "13-27" oil well location at the Joarcam Project, Alberta Canada. Funding for the drilling came from financing by Cornell Capital Partners, LP. The "13-27" will directly offset Enermark's "16-28-47-20W4M" well that has produced in the first 26 days at a rate of 74 barrels per day with only a 37% water cut. The "13-27" well was spudded on January 18, 2005. On January 24, 2005 we announced that pipe was run at the "13-27" well following the drilling to a depth of 1,020 meters (3,347 feet) due to positive oil indications on logs in the objective Viking Formation. Following a successful perforation resulting in oil flow at the "13-27" well, we moved forward to put the well into production. A several-week evaluation of the daily flow rates of oil from the well began. We have also executed an AFE for the drilling of the next Joarcam location, this being the "13-22". The well site was surveyed, permitted and site preparation planning began.

The "13-27" well commenced commercial oil production on March 1, 2005 and we had received production results for the first 29 days. Total oil produced and shipped for sale was 1414 barrels with an average daily production rate of 49 barrels per day.

Using current "West Edmonton Light" pricing for Joarcam light crude oil, we projected that the well had generated $80,600 in revenue or $967,000 per year and would pay out its entire cost in 7 months. The long-life reserves in the Viking allow wells to be in commercial production for 20 years.

On April 19, 2005, we increased and doubled our land holdings in the "core" Joarcam Project area. We acquired an additional two sections that are on trend to producing Viking sands south of the current lease holdings. The acquisition was from a private Alberta company. The purchase price for the two sections priced at $250,000 for the 100% working interest was subject to the issuance of the equivalent value in Company common shares.

Production for the full 30 days of April, 2005, totaled 1,300 barrels produced and shipped for sale with an average daily production rate of 43 barrels per day.

On May 31, 2005, the "13-22" well was successfully completed. The well was put into production on June 25, 2005. This was the second well to be brought on for commercial oil production at Joarcam by us. The completion program involved a
3.0 meter perforation of 2.5 meters (8.2 feet) of the Viking (oil) zone. The "13-22" well offsets the producing "4-27" well (33-40 barrels per day since January 2004) and along trend from the "13-27" well (44-50 barrels per day) that has been in production since March 1, 2005 that we are receiving our pro-rata share of production revenue.

The May 2005 production total at the "13-27" well was 1,375 barrels. The purchaser of the Joarcam production is Nexen Marketing Inc. of Calgary, Canada, who remits payment to the operator and net revenue is then forwarded to us. May 2005 had an average daily production rate of 44.4 barrels per day. In 3 months the well had cumulatively produced 4,089 barrels.

We are planning for the next Joarcam well, named "12-27". The location directly offsets the producing "13-27" well. We have instructed the operator of the Joarcam Project, Transaction Oil and Gas of Calgary, Alberta to complete the required well licensing and permitting in preparation for drilling.

This is the third oil well under our overall development strategy at its "core" Joarcam Project. We are moving forward to meeting our goal of producing 500 barrels of oil per day at Joarcam when the project is fully developed.

On June 30, 2005, we had received sales from Nexen for the 30 -day production period at the "13-27" well totaling 1,311 barrels at a rate of 44 barrels per day. The well had cumulatively produced 5,400 barrels in 4 months.

During July 2005, we sold and shipped to Nexen for the "13-27" and "13-22" wells a total of 1,719 barrels. The "13-27" well produced 1,141 barrels at a rate of 37 barrels per day and the "13-22" well produced 579 barrels at a rate of 19 barrels per day. At that time, the Joarcam Project had cumulatively produced 7,119 barrels in 5 months. We have a 70% working interest and a 56% net revenue interest. The operator of the project, Transaction Oil and Gas Ventures was working on increasing daily rate production from both wells by increasing pumping efficiency. The 38 degree API light oil at Joarcam was priced at over $73.00 CDN ($61.00 US) per barrel.

During August 2005, we have sold and shipped to Nexen for the "13-27" and "13-22" wells a total of 1,795 barrels. The "13-27" well produced 1,184 barrels and was today producing at a rate of 41.5 barrels per day, up from the previous 37 barrel per day rate. The "13-22" well produced 611 barrels and was producing at a rate of 22 barrels per day, up modestly from the 19 barrel per day rate for July. The Joarcam Project cumulatively produced 8,914 barrels in 6 months. The operator of the project, Transaction Oil and Gas Ventures continues to work on, and make progress towards, increasing daily rate oil production from both wells by increasing pumping capacity. Both wells have begun to show increases in oil production and decreases in water cut over the past 30 days. The 38 degree API light oil at Joarcam was priced at over $80.00 CDN ($68.94 US) per barrel.

September 2005 oil production from the "13-27" and "13-22" wells totaled 1,845 barrels. The daily rate of oil production was 61.5 barrels per day for both wells. The "13-27" well was producing at a rate of 38 barrels per day and the "13-22" well was producing at a rate of 23.5 barrels per day, up modestly from the 22 barrel per day rate for August. The Joarcam Project had cumulatively produced over 10,700 barrels in 7 months.

August production revenue to the project totaled $138,000 and September was estimated to be $120,000. The two wells continued to exhibit steady production and we and the operator were working to maximize the barrels per day production. The 38 degree API light oil at Joarcam was priced at over $78.00 CDN ($63.00 US) per barrel.

On October 7, 2005, we announced that we had accepted a binding purchase offer from a Canadian oil and gas company to buy our 70% interest in the Joarcam project. The offer totaled $4,457,000 CDN or $3,762,600 USD. The net for our 70% interest will be approximately $2.6 million USD. Management accepted this offer after discussions with its engineering consultants that indicated it to be a "fair market" price for the asset. The closing of the sale, which is scheduled to occur on or before November 30, 2005, is subject to the negotiation of definitive agreements as to the terms of sale, other than price, and significant conditions to closing which may not be satisfied. The sale would provide us with capital to move forward in developing the North Franklin gas reservoir, fracture stimulate the EVI "7-11" well, advance the Kansas project and consider future acquisitions.

On December 8, 2005 the Company announced that it has closed off Alberta. The purchaser was Enemark Inc., part of Enerplus Resources Fund. EnerMark controls most of the lands surrounding Joarcam and has production from various oil wells in the area. Silver Star sold its entire 70% working interest (66.5% after other interests) in the land, reserves and the two producing oil wells located thereon for gross proceeds of $2,227,750 CDN or $1,922,730 US (before applicable Canadian withholding taxes).


EVI PROJECT: The completion program at the Evi Project "7-11" well located in Alberta, Canada, was designed to test potential oil-bearing zones that were indicated by the presence of oil on logs. Following perforation of the casing, testing of a 7.0 meter section of the Slave Point formation commenced. Testing has concluded that the "7-11" well was completed as an oil well and that the well has established that the Slave Point is oil bearing at this location.

The Alberta Government granted us a "continue indefinitely" on EVI lands SE 1/4 11-87-11 W5M that surround and include the "7-11" well, pursuant to Section 15 of the P & NG Tenure Regulation. This means the well and lands are "held by production" to the base of the Slave Point formation. Our newly granted status and the validation by Alberta Energy shows that production holds the EVI lease for us in perpetuity.

The completion program at the Evi Project "7-11" well is ongoing. The completion program was designed to test potential oil-bearing zones that were indicated by the presence of oil on logs. Following perforation of the casing, testing of a
7.0 meter section of the Slave Point Formation commenced.

We have executed an AFE and advanced funds in full to the operator totaling $217,000 for the commencement of the final well completion program at the "7-11" well located at EVI, Alberta. Transaction Oil and Gas Ventures, the operator of the project, has secured a work-over rig required to implement the EVI "7-11" oil well fracture stimulation program. The program involves the "fracing" of the oil bearing Slave Point formation, which was conventionally swab tested in 2004 during the completion program at that time. The operator has informed us that a rig will be available to commence the work on or about November 21.

The July 2004 program tested oil-bearing zones that were indicated by the presence of oil on logs. Testing of a 7.0-metre section of the Slave Point Formation concluded that the "7-11" well was completed as an oil well and that the well has established that the Slave Point is oil bearing at this location. The July 2004 swab testing on the "7-11" well did not establish production at commercial rates under the wells current state of completion and concluded that a fracture program was required. Log analysis indicates that the oil reservoir in this well is better than in a nearby well that has produced over 100,000 barrels of oil to date and is still producing.

If successful, the well could be put on production with existing infrastructure to the south on lands being developed by Husky Oil. The total cost of the program has been budgeted at $300,000.

On December 12, 2005 the Company announced that the work program has commenced at the "7-11" well located at EVI, Alberta. The crew and rig arrived on December 8th and have started the designed completion program. Transaction Oil and Gas Ventures, the operator of the project at EVI will now begin the "fracing" of the oil bearing Slave Point formation, which was conventionally swab tested in 2004 during the completion program at that time. Upon opening the well head, the crew noted that the column of oil had risen to surface during the time the well was shut in. The operator is very encouraged with this development as the well appears to have established greater permeability from the acidization of the Slave Point limestone reservoir in 2004. The crews have begun to swab the well and will begin to establish rates before and after the fracture stimulation program. The program is anticipated to take 7-10 days.

On December 19, 2005 we announced the results of the fracture stimulation program at the "7-11" well located at EVI, Alberta. The program was successful in stimulating oil from the Slave Point Formation and has established a commercially viable oil well. Based on swab rates, the operator and engineering firm Transaction Oil and Gas has calculated that the well, when put into production, should produce at rates of 150 barrels per day. Charles Chapman, P.Eng of Chapman Petroleum Engineering of Calgary reported to the Company that the "EVI 7-11 has been successfully fracture treated and has been swabbing back fracture fluid and reservoir oil for a few days. Swabbing results indicate a production potential from the well of in the range of 150 STB/d of oil. Plans are being made to run pump and rods in the well after which the service rig will be released and surface facilities will be installed. The Company holds 320 acres on this play, which could allow for up to three additional wells, depending on further studies." At these rates, Silver Star's 66.7% working interest would equate to a gross of 100 barrels per day to the Company. Silver Star and the operator are analyzing our options for putting the well on production as soon as possible. The operator is ordering a pump-jack and surface equipment and looking into how the well can be tied-in to existing area infrastructure.

And December 21, 2005 we reported on the planning for construction of site facilities at the EVI "7-11" oil well. Silver Star and Transaction Oil and Gas the operator are sourcing out surface facilities for rent and purchase. The surface facilities required are a pump jack, separator and tank. The all weather road to the well site, constructed by Silver Star in 2004, ensures year-round access. The well will be placed on production with the oil initially being trucked to Husky at their 7-1 battery for shipping. This facility is about 2 1/2 miles away. THE timing for construction will be as soon as equipment can be purchased and installed and is scheduled for early January when Silver Star expects to have the well on production. As production is monitored and consistent flow rates are established during this initial production period, the construction of a pipeline to tie into the Husky pipeline system will be planned at that time. The tie-in point is one mile south of the "7-11" well.

KANSAS PROSPECT: On August 15, 2005 the Company announced that it had executed a memorandum of understanding (M.O.U.) to acquire a 20% working interest from a private company, in a prospective Kansas oil and gas play. Silver Star will be signing formal contracts and a joint operation agreement (J.O.A.) shortly. Silver Star and partners have now acquired participation rights in a large data base that includes a geophysical survey covering approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. Total cumulative oil production through 1999 from these counties is more than 978 million barrels of oil. The geophysical survey utilized RAM technology, owned by Paramount Energy Corp., which is a geophysical methodology used to highlight oil and gas deposits. Unlike 2-D and 3-D seismic methods, which gather information based upon artificially induced sonic responses recorded at the surface, RAM technology identifies "unique bright spots" using its proprietary software to process certain aspects of the earth's magnetic field data.

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

NORTH FRANKLIN PROJECT: The North Franklin Project is in the Sacramento Basin of California. The project is situated along the "Eastside Winters Stratigraphic Trend" which has produced in excess of 450 billion cubic feet gas. The North Franklin is located in Sacramento County, between the cities of Stockton and

Sacramento. The multi-objective gas reservoir target is thick, deep-water basin Winters Formation sands that are permeable, upper Cretaceous sandstones. Based on 450-acre closure, the potential prospect reserves are estimated at 40.5 billion cubic feet of gas with analog wells nearby having initial production rates of 7,000 million cubic feet per day.

The North Franklin Project and the underlying Winters gas reservoir contain the "Archer-Whitney #1" well. We have completed the entire pipeline to tie-in the "Archer-Whitney #1" well at the North Franklin Project, Sacramento California. The permit to complete this pipeline was subject to a lengthy application and approval process from the government Fish and Wildlife Service having to do with an easement covering a portion of the route under which the pipeline must pass. A contract is in place with a natural gas purchaser.

On March 18, 2005, we announced that the pipeline at the North Franklin Project had been finished and on March 21, natural gas production began from the "Archer-Whitney#1" gas well. The well was put on production and began flowing gas into the gas buyer's system. The operator of the project had choked down and metered the flow at an initial rate of 2.0 Mmcf and would be increasing the flow in small increments until the pressures from the reservoir stabilize at an acceptable rate that will not damage the casing or productive sand layer. It was critical for the field health to inhibit a simple open flow and to choke down pressures to prevent gas reservoir "coning" and drawing water into the sands by the outgoing gas. We had always expected excellent deliverability from the well and were optimistic that ultimately, gas flow rates will be similar to area analog gas fields.

On April 7, we executed an AFE for the "Archer-Wildlands #1", the second gas well drilled under the overall development plan for the North Franklin Project. We advanced funds in full to the operator totaling $152,000 for our 40% working interest cost of the well to completion. The "Archer-Wildlands #1" gas well is licensed and permitted.

The operator of the project had intended to increase the flow rate to 2.5-3.0 Mmcf per day, but has maintained a choked back gas flow since the onset of production only increasing the gas flow in small increments. Under advice from the operator, gas flow remained choked back to between 1.75 Mmcf and 2.0 Mmcf per day until the second well was drilled and completed. The operator's advice to us was to be prudently cautious in the early production days. We were advised not to be overzealous in rapidly increasing the flow rates to maintain the integrity of the gas-charged sand to prevent the unlikely possibility of coning the reservoir and potentially drawing in excess condensate.

The "Archer-Wildlands #1" was spudded on June 25, 2005 and is a close offset to the "Archer-Whitney #1" well that has been in production since March 2005. This was the second gas well to be drilled in the North Franklin gas reservoir under the 2005 development plan.

June gas production at the "Archer-Whitney #1" well at our North Franklin gas reservoir totaled 44.859 Mmcf for the 30 days in June. The average daily production was 1.50 Mmcf per day. We receive PGE-Citygate gas pricing for North Franklin production, which on July 1 was in the $6.13 per Mcf range.

On July 18, Silver Star was pleased to announce that the "Archer-Wildlands #1" gas well at our North Franklin Project reached a total depth of 7,736 feet on

July 15. The Winters sand pay had excellent gas shows in the mud log and the suite of resistivity and sonic electronic logs showed clean sand pay with 100% gas fill-up within the pay zone. The intersected sand pay exceeds in thickness what is producing at the "Archer-Whitney" well.

On August 1, the PGE-Citygate gas pricing from North Franklin production was $7.14 per Mcf. On August 2 Silver Star announced that the completion program at the "Archer-Wildlands #1" gas well had begun. On August 3 we reported that the July gas production at the "Archer-Whitney #1" well at our North Franklin gas reservoir totaled 46.212 Mmcf for the 31 days in July. The average daily production was 1.49 Mmcf per day. The well has exhibited stable production at these rates since the onset of production in March 2005. Silver Star receives PGE-Citygate gas pricing from North Franklin production, which on August 1 was in the $7.14 per Mcf range. NYMEX natural gas futures had risen to between $8.15 and $9.54 for 2005-2006 giving Silver Star an indication of what the revenue from upcoming gas production may be in the near future.

On August 8, 2005, we announced the commencement of commercial gas production at the "Archer-Wildlands #1" well on our North Franklin Project, Sacramento California. The well was successfully completed in the Winters pay zone, following which the well was connected to the existing pipeline infrastructure. The analysis of the gas returned a value of 945 BTU, in keeping with the gas value being produced from our nearby "Archer-Whitney" well. The "Archer-Wildlands #1" well was initially brought online at a rate of 1.0 Mmcf per day. Since this second well was drilled and the project participants gained important information on the reservoir integrity, and the operator indicated that gas flow rates at the "Archer-Whitney #1" well could be safely increased.

On August 10, 2005, we reported that the daily gas production at the "Archer-Whitney #1" well at North Franklin had been stepped up to 1.8 Mmcf per day, and was capable of going higher. After each increase of the production rate, an evaluation period will be required to assess the well pressures, performance and to maintain reservoir integrity.

The gas production totals for August 2005 from the two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1" at our North Franklin gas reservoir totaled 78.89 Mmcf. The "Archer-Whitney #1" well produced 49.16 Mmcf during the month, and the "Archer-Wildlands #1" well produced 26.73 Mmcf after production began on August 8, 2005. Since August 22, after increasing the flow rates, combined production has been at 3.0 Mmcf per day for the two wells. Silver Star receives PGE-Citygate gas pricing from North Franklin production, which on September 2 was quoted at $9.64 per Mcf. Gas pricing was up over $3.00 per mcf since commercial production began in March of this year.

The total gas production from the two wells, the "Archer-Whitney #1" and "Archer-Wildlands #1" for September 2005 totaled 76.75 Mmcf. We calculated September's net revenue to us at over $225,000 due to the increase in natural gas prices. The average daily production rate for the month totaled 2.56 Mmcf per day. This was down from the first 11 days of the month that averaged 2.957 Mmcf per day directly due to a period of 6 days where both wells experienced some icing up of the chokes. This reduced gas flow by roughly 50% for this brief period. The operator has addressed and resolved this choke icing problem and the wells are producing a combined 3.0 Mmcf per day. The "Archer-Whitney #1 well" produced 44.473 Mmcf and the "Archer-Wildlands #1 well" produced 32.273 Mmcf. PGE-Citygate gas prices on October 3 were quoted at $11.60.

We announced plans to drill test the Forbes (F-zone) as the next gas well to be drilled at our North Franklin gas reservoir, Sacramento Basin California. The deep Forbes F-zone has the potential to contain 60 Bcf gas. The planning for the well has commenced with the operator sourcing a drilling rig so that the partners can drill and complete the well before the wet season begins in the area. Drill depth of the deep F-zone is 11,800 feet. The well would offset the productive upper Winters sand discovered in 2004 and will test both the upper and middle F-zone fans at a structurally favorable position. In the event that the F-zone is not productive at this location, the well could be put into production from the Winters as the third producing well in the reservoir. The 11,800-foot well is estimated to cost through completion and tie-in, approximately $2.4 million. The Forbes F-zone lies beneath the younger Winters sand that is currently producing from the "Archer-Whitney #1 and
Archer-Wildlands #1 well at the North Franklin gas reservoir that has under lease 3,465 gross acres covering both the Winters and Forbes formations. The deep F-zone has approximately 1,200 acres of structural and stratigraphic closure based on mapping of the seismic anomaly. It is defined by regional well control and 2-D seismic data from three seismic lines. The strong AVO anomaly as seen on the seismic indicates that gas may be present. The prospect potential is based on net pay averaging 50 feet over this closure and recovery factor of 1,000 Mcf per acre-foot. The prospect reserves are estimated at 60 Bcf of gas. Gas quality is anticipated to be greater than 900 Btu. The nearest F-zone production at the Clarksburg gas field, located within five miles of the prospect, is 930 Btu. We have a 40% working interest in the project.

October gas production at the North Franklin Project, Sacramento, California production from our two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1," totaled 87.87 Mmcf. This represents an 11% increase in production over the previous month. Based on the set gas price the project received for the month of October, the 100% net revenue interest, or NRI, revenue for the month is calculated at approximately $900,000. Our portion (32% NRI) of the October net revenue after field operations costs has been estimated at over $280,000. The average daily production rate for the month of October totaled 2.83 Mmcf per day, up from 2.56 Mmcf in September. The "Archer-Whitney #1 well" produced a total of 49.027 Mmcf and the "Archer-Wildlands #1 well" produced 38.846 Mmcf.

We have received a reservoir engineering reserve report from Chapman Petroleum Engineering, Ltd. on the North Franklin Project. The two producing gas wells, Archer-Whitney #1 and Archer-Wildlands #1, were used to assign the following net reserves to our 40% working interest. The reserves in the category of "Proved Developed Producing" total 3.593 Bcf with a net present value, at a 10% discounted cash flow, of $12,220,000. These reserves reflect the two producing wells only. Additional "Probable" reserves have been estimated for incremental recovery on the two existing wells and for one down dip location. However, under SEC regulations, probable reserves are not recognized and therefore are not reported. Our latest production for the month of October was reported for the two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1," that totaled
87.87 Mmcf. The average daily  production  rate for the month of October totaled
2.83 Mmcf per day.

On December 6, 2005 we announced November gas production at the North Franklin Project, Sacramento California. Production from the Company's two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1" totaled 87.933 Mmcf. The average daily production rate for the month of November totaled 2.93 Mmcf per day, up from 2.83 in October and 2.56 Mmcf in September. The "Archer-Whitney #1 well" produced a total of 51.094 Mmcf at an average rate of 1.704 Mmcf per day and the "Archer-Wildlands #1 well" produced 36.839 Mmcf at an average rate of 1.228 Mmcf per day. Silver Star receives PGE-Citygate gas prices which was $12.55 per Mcf on December 5th. On January 5, 2006 we announce the December gas production at the North Franklin Project, Sacramento California. Production from the Company's two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1" totaled 92.443 Mmcf. The average daily production rate for the month of November totaled 2.982 Mmcf per day. The "Archer-Whitney #1 well" produced a total of 55.378 Mmcf up from last months 51.094 Mmcf and the "Archer-Wildlands #1 well" produced 37.065 Mmcf, also up from last months 36.839 Mmcf. Silver Star's 40% working interest in the two wells totals 36.977 Mmcf to the Company. The PGE-Citygate gas price of Jan. 3 2006 was quoted at $8.92 per mcf.

CORPORATE RELATED EVENTS: On May 24, 2005, we canceled our financing arrangements with Cornell Capital Partners, LP. We had received from Cornell one half of a secured $1.5 million bridge loan totaling $750,000 in December 2004. This loan was provided in the form of a convertible debenture that could be paid back in cash or converted to stock. We repaid the loan in cash with interest and penalty. In addition, terminated the standby equity distribution agreement that committed Cornell to provide up to an additional $10 million of funding to Silver Star over a 24-month period, and we have not issued any shares of common stock to Cornell under the agreement. We have alternative financing committed to replace the Cornell funds and will access it when required funds for development exceed cash on hand from production revenue.

We have had discussions with Fidelis Energy, Inc. regarding a possible amalgamation of our two companies. Silver Star and Fidelis have common working interests in various oil and gas projects and the amalgamation of these interests would have provided a larger and stronger entity for future growth. On September 12, 2005, we announced that we and Fidelis Energy had collectively agreed to suspend the discussions as to the possible amalgamation of the two companies for a period of at least one year. Silver Star and Fidelis will continue to separately develop, along a parallel path, their own working interests in the North Franklin project and the recently announced Kansas play. We believe that with the recent increases in commodity prices, especially the revenue stream from the gas production in California, that we are adequately positioned to grow under our own corporate development plan. Silver Star is currently working on various options to secure a sizeable financing that will allow the full development of the North Franklin, Joarcam and Kansas projects.

On September  30, 2005,  we entered into a note and warrant  purchase  agreement with certain investors pursuant to which we raised an aggregate of $3,429,985 before issuance costs, and issued senior secured convertible promissory notes in the aggregate principal amount of $3,429,985 and warrants to purchase up to 10,888,834 shares of our common stock at an exercise price of $0.63 per share at anytime prior to October 14, 2010. The sale of the notes and the warrants closed on October 14, 2005. The convertible notes can be converted to common shares on the basis of $ 0.315 per share. The funds have been used to repay our outstanding indebtedness to Cornell Capital LLP and the remaining funds will be used for drilling costs and for working capital.

Under the terms of the note and warrant purchase agreement, each investor was granted an option to purchase a note in a principal amount equal to the principal amount of the investor's initial investment. The option was to be exercisable at any time from the effective date of the registration statement of which this prospectus is a part until six months after the effective date, or until we provided notice to the investor that certain conditions had been satisfied and the option must be exercised. We were required to issue additional warrants, on the same terms as the warrants issued to the investors as described above, to purchase shares of our common stock to the investors that choose to exercise their option to purchase an additional note.

On November 9, 2005, we amended and restated the terms of the note and warrant purchase agreement and related registration rights agreement to terminate the option to purchase additional notes and warrants. In exchange for the termination of the option, we issued to each of the investors two warrants. The Series A warrants issued to investors are exercisable for the same number of shares as the investor initially was entitled to receive upon conversion of the notes that it purchased, at an exercise price of $0.315 per share. We have the right to call up to twenty-five percent of the Series A warrants issued to investors, provided certain conditions are satisfied. The Series B warrants issued to investors are exercisable for an equivalent number of shares as the Series A warrant issued to such investors, at an exercise price of $0.63 per share. Both Series A and Series B warrants issued to investors are exercisable for one year following the effective date.



SUBSEQUENT EVENTS:

On January 10, 2006 we reported that the EVI "7-11" oil has been analyzed by AGAT Laboratories in Calgary and has returned a gravity of 36.5 degrees. The oil is considered light crude and will sell at Imperial Light crude prices, today quoted at $59.53 per barrel. Silver Star was informed by Transaction Oil and Gas the operator that the construction of the surface site facilities began yesterday. When complete, the well will be placed on production with the oil initially being trucked to Husky at their 7-1 battery for shipping. This facility is about 2 1/2 miles away. Silver Star anticipates the commencement of commercial production shortly, anticipatED before the end of January. The gravity of the oil is compatible with Husky production in the Red-Earth area. As production is monitored and consistent flow rates are established during this initial production period, the construction of a pipeline to tie into the Husky pipeline system will be planned at that time. The tie-in point is one mile south of the "7-11" well.

On January 17, 2006 appointed of three new directors to its board. Reflective of the growth of Silver Star and in light of our increasingly complex operations and growing revenue potential, it is now prudent to appoint additional independent directors in order to broaden the breadth of experience and expertise presently possessed by the Board. We are committed to a progressive transition to a management structure that is more suited to a maturing oil and gas exploration and development company. Accordingly, we welcomed the appointments of Mr. Gordon Samson, Mr. Glen Harder and Mr. William Marshall to our board.

Mr. Samson is an accredited accountant with approximately 20 years of experience in the financial arena including positions with Canada Customs and Revenue
Agency (formerly Revenue Canada); a major Canadian institution as a senior banker; a regional, full service brokerage house; Chief Financial Officer and Chief Executive Officer positions in both the US and Canada serving as a director of a number of public corporations as well as being a member of various audit committees. Mr. Samson has further served as a consultant, performing due diligence for acquisitions and other corporate transactions for various reporting companies. Mr. Samson's background spans both resource and technology firms.

Mr. Harder is a senior securities and corporate finance lawyer with nearly 20 years of experience in structuring and capitalizing early stage corporations, completing acquisitions, mergers, takeovers and arrangements, corporate governance issues, and completing public and private debt or equity financing transactions. Mr. Harder's law practice is presently focused on the natural resource sector - primarily mining and oil and gas exploration and production. He currently represents reporting companies in both the United States and Canada.

Mr. Marshall is a financial consultant with over 15 years of venture capital experience in private and public companies. With an extensive related history in natural resource matters, Mr. Marshall brings a wealth of experience to us in areas ranging from structuring and arranging financings, corporate filing issues, sourcing and retaining appropriate management, and general organizational structure. He has served on many public company boards as a director and/or officer, and some of the present or past positions held include Chairman, President, Chief Executive Officer and Corporate Secretary. Mr. Marshall is currently President of Fidelis

On January 23, 2006 we reported that the EVI "7-11" oil well is scheduled to begin commercial production as January 24th. The construction crew has completed the installation of oil storage tanks and has installed the pump jack at the well head. The operator has informed the Company that the "7-11" is planned to be on production tomorrow and it will be closely monitored as to the barrels per day oil produced. And on January 30, 2006 we reported that the EVI "7-11" oil well has begun commercial production at a rate of between 160 to 170 barrels per day. Husky Oil, one of Canada's largest oil companies, has been engaged to operate the well, located in the EVI field, for Silver Star. The first report from Husky indicates that the IPR (initial production rate) for the first full day of production is between 160 and 170 barrels per day. This exceeds the 150 barrels per day that was predicted based on testing. Transaction Oil and Gas of Calgary is coordinating with Husky the establishment of a maximum production rate for the well.

On February 3, 2006 the Company announced the January gas production at the North Franklin Project, Sacramento California. Production from the Company's two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1" totaled 94.94 Mmcf. The average daily production rate for the month of January totaled 3.062 Mmcf per day from the two wells combined.

Silver Star is also pleased to announce that it has been informed by the operator that a tentative spud date for the "Archer-F-1" deep Forbes gas well has been set for February 18th. Silver Star has been waiting for a drilling rig and it is now expected to be onsite at the North Franklin Project on the aforementioned date. The site and road have been prepared, casing and tubing purchased and all necessary permits and licenses have been received. The 12,000 foot "Archer-F-1" well has been designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well. All parties have advanced funds in full for the drilling costs of the well. We also updated the timing for drilling of the "Archer-F-1" deep Forbes gas well. Silver Star has been informed by the operator that the drilling rig is being mobilized to the North Franklin project site tomorrow, Wednesday, February 22nd. After an estimated several day period for rig up, drilling of the 12,000 foot well will commence. The "Archer-F-1" drilling pad location, site facilities and all weather access road are prepared. The required casing and tubing have been purchased and are onsite. As well, all the necessary permits and licenses are in place. The 12,000 foot "Archer-F-1" well has been designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well. All parties have advanced funds in full for the drilling costs of the well.

Silver Star additionally announced that is has entered into a renewable 12-month contract with Telperion Business Consultants, LLC, an arm's-length entity, pursuant to which Telperion will provide consulting services, business introductions and resulting arrangements that may include small cap fund managers, buy-side stock brokers and money managers. Such services will include, strategic planning, planning meetings, road shows and assisting the Company's management in developing and implementing the Company's IR/PR programs and plans. Telperion will be paid $15,000 per month and will be issued 1,200,000 shares of restricted stock which will be released to Telperion based upon certain significant strategic milestones.

On March 7, 2006 we announced that the "Archer-F-1" gas well spudded March 5th and is drilling at the North Franklin Project, Sacramento California. Silver Star has been informed by the operator that the surface casing has now been set and the depth has reached 1,400 feet. The delay in the start date was due to heavy rain and wind in the Sacramento area causing a slower than expected rig up at the well site.


On March 20, 2006 we issued a preliminary drilling report on the "Archer-F1" gas well at North Franklin. The well is drilling ahead past 9,000 feet after drilling through and logging the upper Winters objective. The "Archer-F 1" well, as in the previous two wells, drilled Winters sand pay with excellent gas shows in the mud log. The suite of Resistivity and Sonic electronic logs showed clean sand pay with 100% gas fill-up within the pay zone. The intersected sand pay and gas shows exceeds in pay thickness what is producing at the "Archer-Whitney" and "Archer-Wildlands" wells. The drilling rig continues towards the total depth of 12,000 feet with an anticipated T.D. for the well in 5 to 7 days. The 12,000 foot "Archer-F-1" well was designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well.

On March 22 the Company announced that it has reached a tentative agreement respecting the acquisition of a minimum of a 25% interest in a private Alberta oil and gas company ("Altaco"), either by the purchase of shares or the acquisition of an interest in specified assets. Altaco is presently undergoing a formal valuation of its assets. Upon the completion of the valuation, details of the acquisition will be finalized. It is expected that the price paid for the assets or shares acquired will include a combination of cash and equity.

Altaco has a majority interest in a mid-stream natural gas play located in Southeastern Alberta. The project targets one of few undeveloped gas fields remaining in southern Alberta and Altaco has taken advantage of a unique opportunity to develop a large lease package with significant reserves contained in an area of comparatively shallow targets, while maintaining a position as owner and operator of a significant portion of the pipeline and related infrastructure. As weather permits, Altaco is planning to explore and develop the potentially significant reserves contained in three highly prospective zones. Altaco currently owns a majority interest in a natural gas plant facility that is linked to a transporting pipeline that runs south near the U.S.-Canadian border. It also owns the pipeline infrastructure that will be used to tie-in targeted production areas.

Altaco is currently in negotiations with several major oil and gas companies to significantly expand its area land position. It is also expected that, with control of the critical infrastructure in the area, other producers will be obliged to deal directly with Altaco. Silver Star estimates that the costs of developing the project will be an average of 40% lower (based upon prevailing industry rates) than would ordinarily be expected due to the position of Altaco as operator, combined with its strategic partnership and close alliance with a fully operational drilling company and its related personnel.


OFF-BALANCE SHEET ARRANGEMENTS

         As of December 31, 2005, the Company had no off-balance sheet financing arrangements.

RESULTS OF OPERATIONS

Revenue


Revenue increased to $1,677,910 in 2005 from $0 in 2004. This increase is a result of our properties commencing production at the Joarcam for revenue of $305,235 in 2005 and the addition of our properties at North Franklin that produced $1,372,675 in revenue. There was a gain recorded on disposal of assets of $1,036,050 for the sale of the Joarcam property in Alberta.


Cost of Revenue

The Company recorded cost of revenue and depletion of $495,816 during the year ended December 31, 2005 up from $0 during the year ended December 31, 2004. This increase is reflective of the commencement of the producing wells.

General and Administrative expenses

General and administrative expenses consist primarily of Accounting, Legal, depreciation and selling and marketing expenses. The general and administrative expenses for the year are $553,834. This is a decrease increase over 2004 of $746,438 and is reflective of decreased travel and streamlined operations of our company. Professional fees which include legal and accounting were $157,249 for the year ended 2005 compared to $107,230 and this increase is due to additional legal fees incurred to secure our financing that closed in October 2005.

Consulting and Directors fees of $490,972 in 2005 increased over 2004 at $239,295. Other operational expenses for the year include production royalties of $142,602 and depletion expenses of 132,121.

 We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that the Company will be able to generate sufficient revenue to cover these expenses. The Company will may rely on equity financing to support its business.

Interest expense

Interest expense increased materially for the year ended December 31, 2005 with $395,479 compared to $24,688 for the year ended December 31, 2004. This is reflective of paying out the convertible debenture to Cornell Capital and interest charges that accrued from our financing that closed on October 14, 2005.

Loss per share and net loss

The Company ended the year with a net loss of ($5,544,492) in 2005, compared to ($1,952,966) in 2004 (restated). The net loss position for 2005 includes a non cash expense of $5,622,741 in beneficial conversion expense related to the warrants and the convertible debenture issued to H.C. Wainwright's Private Investment Opportunity in a Public Company (PIPE) financing and reflects a ($0.07) per share loss compared to the 2004 per share loss of ($0.02). The 2004 net loss also includes a non cash amount of $835,315 attributed to a warrants and convertible debenture issued to Cornell Capital.


Liquidity and capital resources

Cash and cash equivalents from inception have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. The working capital necessary to operate the Company and provide for acquisition capital came from the proceeds of loans, a credit line and production revenue as previously disclosed.

In summary, the Company now has sufficient liquidity and capital resources to operate profitably due to the sale of gas from the tie-ins of the Archer-Whitney #1 and Archer-Wildlands #1 gas wells in 2005. The Company expects to continue to operate with cash flow and anticipates improving its financial position as production increases in the future. However, currently financing sources are being evaluated that would expedite the expansion of the Company's production.

The Company had cash and cash equivalents of $1,087,163 and working capital of $1,967,095 at December 31, 2005. This compares to cash and cash equivalents of $138,005) and working capital deficiency of ($471,106) at December 31, 2004.



During the year ended December 31, 2005, the Company used cash of $1,416,830 in operating activities compared to using $903,281 in the prior year. As at December 31, 2005 the company had an outstanding receivable of $506,016.

Net cash provided by financing activities was $2,033,582 in 2005, which compares to $2,752,500 in 2004. During the year ended December 31, 2005, $3,430,000 in convertible debentures was granted by H.C. Wainwright's Private Investment Opportunity in a Public Company (PIPE).

The auditors' report on the Company's December 31, 2005 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


              ITEM 8A   CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on this evaluation as of December 31, 2005, there were no changes in the Company's internal controls over financial reporting or in any other areas that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


               ITEM 9   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME         AGE        POSITION WITH COMPANY

Robert McIntosh            45      President, Chief Executive Officer, Director

David Naylor               42      Treasurer, Chief Financial Officer, Director

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

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's board of directors has obtained as of January 1, 2006 an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

                         ITEM 10 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by us for all services rendered in all capacities to us for the years ended December 31, 2005, 2004, 2003 and 2002.

                                                                                  Long Term Compensation
                                           Annual Compensation                      Awards                Payouts
            (a)              (b)      (c)           (d)        (e)         (f)        (g)          (h)      (i)
                                                              Other                Securities
                            Year                             Annual     Restricted Underlying            All Other
                            Ended                            Compen-      Stock     Options/       LTIP   Compen-
         Name and           Dec.     Salary        Bonus     sation     Award(s)     SAR's       Payouts   sation
    Principal Position       31      ($)(1)         ($)        ($)         ($)       (no.)         ($)      ($)
                            2005                                                                            212,000
Robert McIntosh             2004            -             -          -          -             -         -    91,000
President/CEO
                            2003            -             -          -          -             -         -    14,000
Director
                            2005                                                                            164,500
David Naylor                2004            -             -          -          -             -         -    71,500
Treasurer/ CFO
                            2003            -             -          -          -             -         -     8,000
Director



               ITEM 11   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record (or who was known by the Company to own beneficially) more than 5% of the 85,021,035 outstanding shares of common stock at January 27, 2006. This table also includes information as to the ownership of the common shares by each of the directors and executive officers of the Company, as well as by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                           NAME AND ADDRESS             AMOUNT & NATURE                    PERCENT
TITLE OF CLASS             OF BENEFICIAL OWNER          OF BENEFICIAL OWNER                OF CLASS

Common Stock               Robert McIntosh              5,900,000 shares                    6.94%
                           9595 Wilshire Blvd #900           President/CEO
                           Beverly Hills, CA 90212            Director


Common Stock               David Naylor                   300,000 shares                    0.35%
                           9595 Wilshire Blvd #900      Treasurer/CFO
                           Beverly Hills, CA 90212            Director


Common Stock               Naomi Patricia Johnson         8,300,000 shares                  9.76%
                           200 Granville St. #2760
                           Vancouver, British Columbia
                           V6C 1S4

Common Stock               Sak Narwal                     11,700,000 shares                13.76%
                           280 Nelson St. #242
                           Vancouver, British Columbia
                           V6B 2E2

Common Stock      All executive officers and               6,200,000 shares                 7.29%
                           directors as a group



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to consulting agreements dated October 1, 2005 the Company agreed to pay $15,00 per month to the CFO and director of the Company and $20,000 per month to the President and director of the Company.

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

                  The Company has a "working interest" relationship with joint venture partner Fidelis Energy Inc. (FDEI: OTC: BB). Both companies have an interest in the North Franklin gas project in Sacramento, California with Silver Star having a 40% working interest and Fidelis having a 35% working interest.

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

1.     FINANCIAL STATEMENTS
                                                                           PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants....F-1


34

35

Balance Sheets
  December 31, 2005, and 2004..............................................F-3
Statements of Operations
  For the Years Ended December 31, 2005, and 2004..........................F-5
Statement of Stockholders' Equity
  For the Years Ended December 31, 2005, and 2004..........................F-6
Statements of Cash Flows
  For the Years Ended December 31, 2005, and 2004..........................F-8
Notes to Financial Statements.............................................F-10
Supplemental Information on Oil and Gas Producing Activities..............F-28


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

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

     (b)          REPORTS FILED ON FORM 8-K

On January 18, 2006, the Company filed a report on 8-K under Item 1.01, Entry Into a Material Definitive Agreement, and Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On February 6, 2006, the Company filed a report on 8-K under Item 1.01, Entry Into a Material Definitive Agreement, and Item 2.01, Completion of Acquisition or Disposition of Assets.

On March 9, 2006, the Company filed a report on 8-K under Item 3.02, Unregistered Sales of Equity Securities.


                  ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES


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

                         Service                 2005             2004
              Audit Fees                        $24,300          $8,080
              Audit-Related Fees                                    -
              Tax Fees                            200              120
              All Other Fees                                        -
              Total                             $24,500          $8,200

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

                            SILVER STAR ENERGY, INC.
                     (FORMERLY A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2005 AND 2004

                                TABLE OF CONTENTS


                                                                          Page

Independent Auditor's Report................................................F-1

Balance Sheets
   December 31, 2005 and 2004...............................................F-3

Statements of Operations
   For the Years Ended December 31, 2005 and 2004...........................F-5

Statement of Stockholders' Equity
   For the Years Ended December 31, 2005 and 2004 ..........................F-6

Statements of Cash Flows
   For the Years Ended December 31, 2005 and 2004...........................F-8

Notes to the Financial Statements..........................................F-10

Supplemental Information on Oil and Gas Producing Activities...............F-28

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Silver Star Energy, Inc.
(Formerly A Development Stage Company)

         We have audited the accompanying balance sheets of Silver Star Energy, Inc. (formerly a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Star Energy, Inc. (formerly a development stage company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

         As discussed in Note 12 to the financial statements, the Company's December 31, 2004 net loss previously reported as $1,117,651 has been changed to $1,952,966, due to a change in estimate. This change was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this change.


                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 30, 2006

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                                 BALANCE SHEETS

                                                                                                   RESTATED
                                                                              December 31,       December 31,
ASSETS                                                                            2005               2004
                                                                           ------------------  -----------------
Current Assets
  Cash                                                                     $        1,087,163  $         138,005
  Prepaid expense                                                                      16,976             18,825
 Accounts receivable                                                                  506,016                  -
 Other receivable                                                                     992,117                  -
 Due from related party                                                               183,900                  -
                                                                           ------------------  -----------------

     Total Current Assets                                                           2,786,172            156,830
                                                                           ------------------  -----------------

Fixed Assets
  Furniture and fixtures                                                                7,751              7,751
  Computers                                                                             6,222              6,222
  Vehicles                                                                             64,087             18,316
  Accumulated depreciation                                                            (11,553)            (4,809)
                                                                           ------------------  -----------------

     Net Fixed Assets                                                                  66,507             27,480
                                                                           ------------------  -----------------

Other Assets
  Oil and gas properties, full cost method, net of depletion
    $132,121                                                                        1,345,384                  -
   Unproved oil and gas properties                                                  1,733,086          2,586,353
  Debt issue costs, net of amortization of $ 47,973 and $11,059                       432,227            441,441
                                                                           ------------------  -----------------

     Total Other Assets                                                             3,510,697          3,027,794
                                                                           ------------------  -----------------

     Total Assets                                                          $        6,363,376  $       3,212,104
                                                                           ==================  =================

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                                 BALANCE SHEETS
                                   (Continued)

                                                                                                      RESTATED
                                                                               December 31,         December 31,
                                                                                   2005                 2004
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            30,930  $           75,893
  Accrued Liabilities                                                                   142,602                   -
  Notes Payable                                                                               -             450,000
  Convertible debentures                                                                560,000                   -
  Due to related party                                                                        -              92,318
  Accrued interest                                                                       85,545               9,725
                                                                            -------------------  ------------------

     Total Current Liabilities                                                          819,077             627,936
                                                                            -------------------  ------------------

Long-Term Liabilities
  Asset retirement obligation                                                            45,000                   -
  Convertible debentures                                                              3,430,000             750,000
  Accrued interest                                                                      160,786               3,904
  Beneficial conversion liability                                                     6,458,056             835,315
                                                                            -------------------  ------------------

     Total Long-Term Liabilities                                                     10,093,842           1,589,219
                                                                            -------------------  ------------------

      Total Liabilities                                                              10,912,919           2,217,155
                                                                            -------------------  ------------------


Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at December 31, 2005 and 2004                                      -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized. 85,021,035 issued and outstanding at
    December 31, 2005 and December 31, 2004                                              85,021              85,021
  Paid in Capital in Excess of Par Value                                              3,056,658           3,056,658
  Retained Deficit                                                                   (7,691,222)         (2,146,730)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                      (4,549,543)            994,949
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         6,363,376  $        3,212,104
                                                                            ===================  ==================


   The accompanying notes are an integral part of these financial statements.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                    RESTATED
                                                                              For the year        For the year
                                                                                  ended              ended
                                                                              December 31,        December 31,
                                                                                  2005                2004
                                                                           -------------------  ----------------

Oil Revenue                                                                $           305,235  $              -
Gas Revenue                                                                          1,372,675                 -
                                                                           -------------------  ----------------
   Total Income                                                                      1,677,910                 -
                                                                           -------------------  ----------------


Expenses
  Production Costs                                                                     495,816                 -
  Consulting and Management Fees                                                       490,972           239,295
  General and Administrative                                                           553,834           746,438
  Professional Fees                                                                    157,249           107,230
                                                                           -------------------  ----------------
     Total Expenses                                                                  1,697,871         1,092,963
                                                                           -------------------  ----------------

Other Income ( Expense)
   Interest Expense                                                                   (395,479)          (24,688)
   Interest Income                                                                       2,668                 -
   Financing Penalty Payouts                                                          (545,029)                -
   Gain (Loss) on Disposal of Assets                                                 1,036,050                 -
   Beneficial conversion expense                                                    (5,622,741)         (835,315)
                                                                           -------------------  ----------------
      Total Other Income (Expense)                                                  (5,524,531)         (860,003)
                                                                           -------------------  ----------------

Net Income (Loss)                                                          $        (5,544,492) $     (1,952,966)
                                                                           ===================  ================

Income (Loss) per Common Share                                             $            (0.07)  $         (0.02)
                                                                           ===================  ================

Weighted Average Shares Outstanding                                                 85,021,035        92,005,715
                                                                           ===================  ================





   The accompanying notes are an integral part of these financial statements.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                             Paid in                                     Accumulated
                                                            Capital in                     Share             Other
                                       Common Stock          Excess of      Treasury    Subscription     Comprehensive   Retained
                                   ---------------------
                                      Shares     Amount      Par Value       Stock        Received             Loss      Deficit
                                   -----------  -------- ---------------- ----------- ------------------ ------------- ------------

Balance at December 31, 2003       154,578,624  $154,579 $              - $    (3,500)$          500,000 $           - $  (193,764)

January 2004 - Treasury Shares
   Cancelled                       (48,000,000)  (48,000)          44,500       3,500                  -             -           -
March 2004 - Shares returned to
   Company and cancelled           (24,600,000)  (24,600)          24,600           -                  -             -           -
Note payable converted to
   Paid-in capital                           -         -          445,000           -                  -             -           -
February and March 2004 - Shares
   Issued for cash                   1,112,102     1,112        1,248,888           -           (500,000)            -           -
April and June 2004 - Shares
   Issued for cash                     661,915       662          629,338           -                  -             -           -
August 2004 - Shares
   Issued for cash                     500,000       500          274,500           -                  -             -           -
August 2004 - Shares issued for
   Accounts payable                    250,000       250           24,750           -                  -             -           -
October 2004 - Shares issued for
   Consulting expense                  156,000       156           15,444           -                  -             -           -

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (continued)

                                                                Paid in                                             Accumulated
                                                               Capital in             Share       Other
                                              Common Stock     Excess of   Treasury Subscription Comprehensive       Retained
                                        --------------------
                                           Shares    Amount    Par Value    Stock   Received       Loss              Deficit
                                        ----------- -------- ------------  --------- ------- ------------------ -------------------
November 2004 - Shares issued for
   Debt Issue Costs associated with
   Issuance of Convertible Debt             362,394 $    362 $    349,638  $       - $     - $                - $               -

Net Loss                                          -        -            -          -       -                  -        (1,952,966)
                                        ----------- -------- ------------  --------- ------- ------------------ -----------------

Balance at December 31, 2004             85,021,035   85,021    3,056,658          -       -                  -        (2,146,730)
RESTATED

Net Income                                        -        -            -          -       -                  -        (5,544,492)
                                        ----------- -------- ------------  --------- ------- ------------------ -----------------

Balance at December 31, 2005             85,021,035 $ 85,021 $  3,056,658  $       - $     - $                - $     (7,691,222)
                                        =========== ======== ============  ========= ======= ================== =================








   The accompanying notes are an integral part of these financial statements.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                    RESTATED
                                                                               For the year       For the year
                                                                                  ended              ended
                                                                               December 31,       December 31,
                                                                                   2005               2004
                                                                            ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                    $       (5,544,492) $     (1,952,966)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation, Amortization and Depletion                                            348,101            15,868
   Non-Cash Management Fees                                                                  -                 -
   Common stock issued for account payable                                                   -            40,600
   Write-off of debt issue costs                                                       358,814                 -
   (Gain) loss on disposal of assets                                                (1,036,050)                -
   Beneficial conversion expense                                                     5,622,741           835,315
(Increase) decrease in other assets & prepaid expenses                                   1,849            21,175
(Increase) decrease in accounts receivable                                            (506,016)                -
(Increase) decrease in other receivable                                               (992,117)                -
Increase (decrease) in accounts payable                                                (44,964)          123,098
Increase (decrease) in accrued liabilities                                             142,602             3,904
Increase (decrease) in accrued interest                                                232,702             9,725
                                                                            ------------------  ----------------
Net cash used in operating activities                                               (1,416,830)         (903,281)
                                                                            ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition/Sale of equipment, net                                                     (56,036)          (32,289)
Acquisition of oil & gas property interests                                         (1,541,783)       (2,181,353)
Proceeds on sale of oil & gas properties, net                                        1,930,225                 -
                                                                            ------------------  ----------------
Net cash used by investing activities                                                  332,406        (2,213,642)
                                                                            ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures                                                 4,009,800           647,500
Proceeds from loans                                                                                      450,000
Payment on convertible debentures and notes payable                                 (1,700,000)                -
Payment on related party loan                                                         (276,218)                -
Proceeds on sale of common stock                                                             -         1,655,000
                                                                            ------------------  ----------------
Net Cash Provided by Financing  Activities                                           2,033,582         2,752,500
                                                                            ------------------  ----------------

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                   RESTATED
                                                                              For the year       For the year
                                                                                 ended               ended
                                                                              December 31,       December 31,
                                                                                  2005               2004
                                                                           ------------------  -----------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                                         949,158           (364,423)
Cash and Cash Equivalents at
   Beginning of the Period                                                            138,005            502,428
                                                                           ------------------  -----------------
Cash and Cash Equivalents at
   End of the Period                                                       $        1,087,163  $         138,005
                                                                           ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                                   $                -  $               -
Income Taxes                                                               $                -  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None





















   The accompanying notes are an integral part of these financial statements.

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

         The Company's future capital requirements will depend on many factors, including costs of exploration of the properties, cash flow from operations, costs to complete well production, if warranted, and competition and global market conditions. The Company's present cash flow from operations now exceeds its monthly general and administrative and other operational expenses. As of October 2005, the Company has closed and received the net proceeds of a financing totaling a gross amount of $3,430,000.

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

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Earnings per Share

         Basic loss per share has been computed by dividing net loss for the year applicable to the common stockholders by the weighted average number of shares of common shares outstanding during the year. Convertible equity instruments such as stock options, warrants, convertible debentures and notes payable are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive.

Fixed Assets

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at December 31, 2005 and 2004:

                                                          December 31,        December 31,
                                                              2005                2004
                                                       ------------------  ------------------
Furniture and Fixtures                                 $            7,751  $            7,751
Computers                                                           6,222               6,222
Vehicles                                                           64,087              18,316
Less: Accumulated Depreciation                                    (11,553)             (4,809)
                                                       ------------------  ------------------
Total                                                  $           66,507  $           27,480
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

         Total depreciation expense for the year ended December 31, 2005 and 2004 was $11,568 and $7,653 respectively.

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

Oil and Gas Properties

         The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, asset retirement costs, and direct exploration salaries and related benefits. Capitalized costs are categorized as being subject to amortization or not subject to amortization. The Company operates in two cost centers, being Canada and the U.S.A.

         The capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties are not amortized until proved reserves associated with projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the years ended December 31, 2005 and 2004 was $132,121 and $0, respectively.

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

         Proceeds from the sale of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized.

                             SILVER STAR ENERGY, INC
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         The Company is in the process of exploring its unproved oil and natural gas properties and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for oil and natural gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying oil and gas leases, the ability of the Company to obtain necessary financing to complete their exploration and development and future profitable production or sufficient proceeds from the disposition thereof.

Asset Retirement Obligations

         Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS "SFAS 143"). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of our oil and gas properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the well is sold, at which time the liability is reversed.

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

Revenue Recognition

         The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from the Company's share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

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

         During the year ended December 31, 2004, the Company paid $1,283,149 towards the exploration and development of the oil and gas prospects in Alberta. During the year ended December 31, 2005, the Company paid $730,822 towards the exploration and development of the oil and gas prospects in Alberta. All of these costs have been capitalized.

         During 2005, the Joarcam property in Alberta was determined to have proved oil reserves. The total capitalized costs for the Joarcam property were removed from the unproved properties and classified as proved properties. For 2005, the Company received $305,235 in revenues from the Joarcam property. On November 10, 2005, the Company sold its interest in the Joarcam property for $1,930,225. Total capitalized costs relating to the Joarcam property at November 10, 2005 were $962,545, and total depletion expense relating to the Joarcam property at November 10, 2005 was $73,811. The Company recognized a gain on the sale of the Joarcam property of $1,041,491. The Company received proceeds of $965,108 and recorded a receivable of $965,117 related to the sale of the property.

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

         During the year ended December 31, 2003, the Company incurred a total of $405,000 in acquisition and exploration costs relating to the California prospects. During the year ended December 31, 2004, the Company incurred a total of $898,204 in acquisition, exploration and development costs relating to the California prospects. During the year ended December 31, 2005, the Company incurred a total of $756,675 in acquisition, exploration and development costs relating to the California prospects. As of December 31, 2005, total capitalized costs for the California prospects was $2,059,879.

         During 2005, the North Franklin property was determined to have proved gas reserves. Total capitalized costs for the North Franklin property were removed from the unproved properties and classified as proved properties. For 2005, the Company received revenues of $1,372,675 from the North Franklin property. As of December 31, 2005, the total capitalized costs related to the North Franklin property, net of depletion of $132,121 was $1,345,384.

Kansas Prospects, U.S.A.

         During 2005, the Company acquired an interest in some oil and gas properties in Kansas. As of December 31, 2005, the Company had spent $54,286 on these properties. These costs have been capitalized as part of unproved properties.

NOTE 4 - ASSET RETIREMENT OBLIGATION

         Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets.

         SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of the asset at its discounted fair value. The liability is then accreted each period until the liability is settled or the asset is sold, at which time the liability is reversed.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ASSET RETIREMENT OBLIGATION (continued)

         The Company identified and estimated all of its asset retirement obligations for tangible, long-lived assets as of January 1, 2003. These obligations were for plugging and abandonment costs for depleted oil and gas wells. The Company had no proved reserves in 2003 or 2004, therefore the Company did not record an asset retirement obligation. During the year ended December 31, 2005, the Company estimated its asset retirement obligation to be $45,000. Upon recognition of this asset retirement obligation, a liability of $45,000 was recorded and the capitalized costs of proved properties was increased by $45,000.

NOTE 5 - CONCENTRATIONS

         At December 31, 2005, all of the Company's revenues come from three gas wells in California. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

NOTE 6 - COMMON STOCK (continued)

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

         As of December 31, 2005, the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

Treasury Stock

         On December 18, 2003, upon the resignation of an officer of the Company, 48,000,000 common shares were returned to Treasury, for consideration of $3,500. The shares were cancelled on January 23, 2004.

NOTE 7- RELATED PARTY TRANSACTIONS

         Pursuant to consulting agreements dated November 15, 2003 and renegotiated July 1, 2005 the Company agreed to pay $15,000 per month to the CFO and director of the Company and $20,000 per month to the President and director of the Company.

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

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7- RELATED PARTY TRANSACTIONS (continued)

         At December 31, 2004, the Company owed $92,318 to 1048136 Alberta Ltd. for expenses related to corporate development. At December 31, 2005, the Company wa due $183,900 related to oil and gas development.

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

NOTE 8 - INCOME TAXES

         As of December 31, 2005, the Company has incurred operating losses of approximately $1,134,000 which, if utilized, will expire through 2025. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements, as their realization is determined not likely to occur.

NOTE 9 - LEASE COMMITMENT

         On December 1, 2005, the Company entered into a lease agreement for approximately 129 square feet of office space at 9595 Wilshire Bldv., Suite 900, in Beverly Hills, California. The lease expires November 30, 2006 and continues on a month ot month after that date. The lease payments are $1,814 per month.

         The minimum future lease payments under these leases for the next five years are:


                Year Ended December 31,
                                         2006              $      19,954
                                         2007                          -
                                         2008                          -
                                         2009                          -
                                         2010                          -
                                                           -------------
   Total minimum future lease payments                     $      19,954
                                                           =============

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - NOTES PAYABLE

         During the year ended December 31, 2004, the Company received the following short-term loans:

                                                                            December 31        December 31,
                                                                               2005                2004
                                                                         -----------------   -----------------
Note payable with interest at 8% due August 24, 2005                     $               -   $         150,000
Note payable with interest at 8% due September 2, 2005                                   -             100,000
Note payable with interest at 8% due October 12, 2005                                    -              50,000
Note payable with interest at 8% due October 27, 2005                                    -              50,000
Note payable with interest at 8% due November 5, 2005                                    -             100,000
                                                                         -----------------   -----------------
     Total Notes Payable                                                 $               -   $         450,000
                                                                         =================   =================


         On December 13, 2005, the Company paid a total of $495,696 for principal and interest related to these notes.

NOTE 11 - CONVERTIBLE DEBENTURES

         On November 23, 2004, the Company issued a convertible debenture and warrents to Cornell Capital Partners, L.P. ("Cornel"). The $750,000 in convertible debentures and 750,000 warrants require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities.

         The convertible debenture carry's an interest rate of 5% per annum. Principal and interest will be due on November 23, 2007. At any time, Cornell is entitled to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock. On November 23, 2007, at the Company's option, the entire principal amount and all accrued interest shall be either (a) paid to Cornell or (b) converted to common stock.

         The Warrant's to purchase 750,000 of the Company's common stock will expire on November 23, 2009. The exercise price of the warrant is one hundred twenty percent (120%) of the closing bid price of the Company's common stock on the exercise date or as subsequently adjusted. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments and Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - CONVERTIBLE DEBENTURES (continued)

         Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long- term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities.

         The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain (loss) on value of warrants and conversion feature. In 2004, the Company recognized a liability and expense of $835,315 related to these derivatives. On October 14, 2005, the Company paid $782,175 to pay-off the convertible note. The warrants were also cancelled. Since the convertible note related to these derivatives was paid during 2005 and the warrants cancelled, the entry recording the liability and expense was reversed in 2005.

         On November 23, 2004, the Company paid $102,500 in cash for debt issue costs. The Company also issued 362,394 shares of common stock valued at $350,000 for debt issue costs. Total debt issue costs of $452,500 were capitalized in financial statements. These debt issue costs were being amortized over three years. Since the convertible debentures related to these debt issue costs were paid-off in October 2005, the Company expensed the remaining $358,814 of the debt issue costs related to these convertible debentures. At December 31, 2005 and 2004, net debt issue costs related to these convertible debentures were $0 and $441,441, respectively.

         On March 10, 2005, the Company executed a Convertible Debenture for $550,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On March 30, 2005, the Company executed a Convertible Debenture for $200,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On December 13, 2005, the Company paid $134,424 towards this note. As of December 31, 2005, the total amount due on this note was $645,545.

         On April 8, 2005, the Company executed a Convertible Debenture for $160,000. The note is due and payable in full on or before April 8, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On May 17, 2005, the Company executed a Convertible Debenture for $150,000. The note is due and payable in full on or before May 17, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - CONVERTIBLE DEBENTURES (continued)

December 13, 2005, this note was paid in full. The Company paid a total of $319,880 for principal and interest.

         On October 14, 2005, we entered into a securities purchase agreement with H.C. Wainwright for a PIPE Offering which is a private investment opportunity in a public company for an aggregate purchase price of $3,430,000, of which we have issued (i) a $3,430,000 secured convertible debenture, convertible into shares of our common stock at a fixed conversion price of $.315, par value $0.001, with a Beneficial Conversion Liability of $1,034,439 and (ii) a warrant to purchase an aggregate of 34,408,717 additional shares of our common stock at an exercise price of $.315 and $.63 per share with a Beneficial Conversion Liability of $5,423,617 and are exercisable until October 14, 2010.

         Beginning on the six (6) month anniversary of the Closing, and on the first business day of each month thereafter until the Notes are no longer outstanding the Company shall pay 1/18th of the original principal amount of the Notes and all accrued and unpaid interest. The Company shall elect to make such payments in shares of the Company's common stock. Each share of the Company's common stock will be valued at 92.5% of the five (5) day VWAP immediately prior to the payment date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 8% per annum. As at December 31, 2005 $57,887 has been charged as an interest expense.

         The Warrants to purchase 34,408,717 of the Company's common stock will expire on October 14, 2010. The exercise price of the warrant is fixed at $.315 and $.63 and has an exercise period of five years. The Company accounts for the fair value of these outstanding warrants to purchase common stock and the conversion feature of its convertible notes in accordance with SFAS No. 133
"Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes.

         Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long- term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - CONVERTIBLE DEBENTURES (continued)

         The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain (loss) on value of warrants and conversion feature.

         Beneficial Conversion expense of the debenture was calculated by the Company based upon the difference between the market price of shares of the Company's stock as of the date of issuance and the conversion price applicable to the convertible debentures.
         The value of the warrants have been calculated using the Black-Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 4.25; a dividend yield of 0.00%; an average volatility factor of the expected market price of the Company's common stock of 102.61% for 2004; and an expected life of 5 years.
         In addition 8,711,084 warrants have been issued to H.C Wainwright, John
R. Clarke, Scott F. Koch, Ari Fuchs, Jason A. Stein and First SB Inc. respectively, with series A, and C each exercisable at $.315 and series B and D each exercisable at $.63 with terms of 1 year from October 14, 2005. The value of these warrants have also been calculated using the Black-Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 4.25; a dividend yield of 0.00%; an average volatility factor of the expected market price of the Company's common stock of 102.61%; and an expected life of 5 years.


                                                      Warrants
                                                  -----------------
H.C. Wainwright & Co. Ltd.                                2,177,768
John R. Clarke                                              947,328
Scott F. Koch                                               947,328
Ari J. Fuchs                                                217,776
Jason A. Stein                                               65,332
1st SB Partners Ltd.                                      4,355,552
                                                  -----------------
     Total                                        $       8,711,084
                                                  =================

         On October 14, 2005, the Company paid $480,000 in cash for debt issue costs related to the convertible debenture of $3,430,000. These debt issue costs were capitalized in the financial statements and are being amortized over two years using the interest method. At December 31, 2005 and 2004, net debt issue costs related to these convertible debentures were $432,227 and $0, respectively.

                            SILVER STAR ENERGY, INC.
                     (Formerly A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         We have restated our balance sheet at December 31, 2004, and statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. The restatement impacts the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement is the result of a change in estimate. In 2004, the Company issued $750,000 in convertible debt, and 750,000 warrants related to the debt. Originally, there was no beneficial conversion liability or expense recorded in connection with the convertible debt and warrants. The Company has determined that a beneficial conversion liability and expense of $835,315 should have been recorded in 2004 related to the convertible debt and warrants. The impact of the restatement on the net income is a reduction of $835,315, from $1,117,651 to $ 1,952,966 net of tax for the year ended December 31, 2004 and a resulting decrease in loss per share of $.01, from $0.01 to $0.02.

                               SILVER STAR ENERGY
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)


NET CAPITALIZED COSTS

The following summarized net capitalized costs as of December 31, 2005 and 2004.

                                                            December 31,        December 31,
                                                                2005                2004
                                                          -----------------  ------------------
Oil and Gas Properties
     Proved                                               $       1,477,505  $                -
     Unproved                                                     1,733,087           2,586,353
     Less: Depletion                                               (132,121)                  -
                                                          -----------------  ------------------
Net capitalized costs                                     $       3,078,471  $        2,586,353
                                                          =================  ==================

UNPROVED PROPERTY COSTS

The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2005. All costs represent investment in unproved properties and will be evaluated over several years as the properties are explored.

                                                                                  Prior
                                           2005                2004               Years               Total
                                     -----------------  ------------------  ------------------  -----------------

Property acquisition costs           $         261,761  $        1,066,325  $          405,000  $       1,733,086
                                     =================  ==================  ==================  =================


COSTS INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT

                                                          December 31,        December 31,
                                                              2005                2004
                                                       ------------------  ------------------
Development costs                                      $        1,286,010  $          636,370
Exploration costs                                                 212,915           1,424,983
Acquisition costs:
   Proved                                                               -             120,000
   Unproved                                                        42,858                   -
Sales of Properties                                              (962,545)                  -
                                                       ------------------  ------------------
Totals                                                 $          579,238  $        2,181,353
                                                       ==================  ==================

                               SILVER STAR ENERGY
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)
                                   (continued)

OIL AND GAS RESERVE QUANTITIES

         The reserve information presented below is based on reports prepared by independent petroleum engineers, Chapman Petroleum Engineering Ltd., for the proved property, North Franklin.

         The information is presented in accordance with regulations prescribed by the Securities and Exchange Commission and based on Reserve definitions found in Rule 4-10(a) of Regulation S-X. Reserve estimates are inherently imprecise.

         Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, ie., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

         Reservoirs are considered proved if economic producibilty is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

                                    Oil                    Sales Gas                         NGL
                                   MTSB                      MMscf                          Mbbls
                           ---------------------  ----------------------------   ----------------------------
                             Gross       Net          Gross           Net            Gross           Net
                           ---------  ----------  -------------  -------------   -------------  -------------
Archer Whitney #1                  -           -          2,286          1,715               -              -
Archer Wildland #1                 -           -          1,307            980               -              -
                           ---------  ----------  -------------  -------------   -------------  -------------
   Totals                          -           -          3,593          2,695               -              -
                           =========  ==========  =============  =============   =============  =============

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The standardized measure of discounted future net cash flows, related to the above oil and gas reserves, is calculated in accordance with the requirements of SFAS No 69. Estimated future cash inflows from production are computed by applying year-end prices for oil and gas to year-end quantities of estimated proved reserves. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting period. Future development and production costs are those estimated future expenditures necessary

                               SILVER STAR ENERGY
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)
                                   (continued)

to develop and produce year-end proved reserves based on year-end cost indices, assuming continuation of year end economic conditions. Estimated future income taxes are calculated by applying appropriate year-end statutory tax rates. These rates reflect allowable deductions and tax credits and are applied to estimated future pre-tax cash flows, less the tax bases of related assets. Discounted future net cash flows have been calculated using a 10% discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The information provided in tables set out below does not represent management's estimate of the Company's expected future cash flows or of the value Company's proved oil and gas reserves. Estimates of proved reserves quantities are imprecise and change over time, as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under SFAS No.69 requires assumptions as to the timing and the amount of future development and production costs. The calculations should not be relied upon as an indication of the Company's future cash flows or of the value of its oil and gas reserves.

                                                        2005                2004
                                                  -----------------   -----------------
Future cash inflows                               $       2,606,000   $               -
Future production and development costs                    (220,000)                  -
Future income tax expense                                         -                   -
                                                  -----------------   -----------------
Future net cash flows                                     2,386,000                   -
Less effect of a 10% discount factor                       (238,600)                  -
                                                  -----------------   -----------------
Discounted future net cash flows                  $       2,147,400   $               -
                                                  =================   =================

Principal sources of changes in standardized measure of discounted future net cash flows are as follows:

                                                                               2005                2004
                                                                         -----------------   -----------------
Discounted present value as at beginning of year                         $       2,362,140   $               -
Sales and transfers of oil and gas, net of production costs                     (1,300,000)                  -
Changes in future development costs                                                 56,000                   -
Extensions and discoveries and revisions, net of future
   production and development costs                                                403,860                   -
Net change in price and production costs                                           488,840                   -
Change in estimated net profit payments                                            112,000                   -
Accretion of discount                                                               24,560                   -
                                                                         -----------------   -----------------
Standardized measure, end of period                                      $       2,147,400   $               -
                                                                         =================   =================

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SILVER STAR ENERGY, INC.

Dated: March 31, 2006           By  /S/     Robert McIntosh
                                ------------------------------------------------
                                Robert McIntosh
                                President, CEO and Director
                                (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 2006.

Signatures

/S/     Robert McIntosh
Robert McIntosh
President, CEO and Director
(Principal Executive Officer)


/S/     David Naylor
David Naylor
Treasurer, CFO and Director
(Principal Financial Officer)