Form 10QSB
period 2006-03-31
SILVER STAR ENERGY INC
filed 2006-05-15
CIK 1216964

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

  For the transition period from                        to
                                -----------------------    ---------------------
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

       9595 Wilshire Boulevard, Suite 900, Beverly Hills, California 90212
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2006 85,021,035


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS


                                                                                  (Unaudited)
                                                                                   March 31,         December 31,
ASSETS                                                                               2006               2005
------
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $          108,488  $       1,087,163
  Prepaid Expense                                                                         13,972             16,976
  Accounts Receivable                                                                    345,640            506,016
  Other Receivable                                                                       965,117            992,117
  Due from Related Party                                                                 183,900            183,900
                                                                              ------------------  -----------------

     Total Current Assets                                                              1,617,117          2,786,172
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                   7,751              7,751
  Computers                                                                                6,222              6,222
  Vehicles                                                                                64,087             64,087
   Accumulated Depreciation                                                              (15,663)           (11,553)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     62,397             66,507
                                                                              ------------------  -----------------


Other Assets

   Oil and gas properties, full cost method, net of depletion
     $191,755 and $132,121, respectively                                               2,490,656          1,345,384
   Unproved oil and gas properties                                                     1,753,086          1,733,086
   Debt Issue Costs, net of amortization of $104,227
     and $47,973                                                                         375,973            432,227
                                                                              ------------------  -----------------

     Total Other Assets                                                                4,619,715          3,510,697
                                                                              ------------------  -----------------

     Total Assets                                                             $        6,299,229  $       6,363,376
                                                                              ==================  =================

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                   2006                 2005
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            53,973  $           30,930
  Accrued Liabilities                                                                   208,920             142,602
  Convertible debentures                                                                560,000             560,000
  Accrued interest                                                                       92,449              85,545
                                                                            -------------------  ------------------

     Total Current Liabilities                                                          915,342             819,077
                                                                            -------------------  ------------------

Long-Term Liabilities
  Asset retirement obligation                                                            45,000              45,000
  Convertible debentures                                                              3,430,000           3,430,000
  Accrued interest                                                                      228,447             160,786
  Beneficial conversion liability                                                     6,458,056           6,458,056
                                                                            -------------------  ------------------

     Total Long-Term Liabilities                                                     10,161,503          10,093,842
                                                                            -------------------  ------------------

      Total Liabilities                                                              11,076,845          10,912,919
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at March 31, 2006 and
    December 31, 2005                                                                         -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized. 85,021,035 issued and outstanding at
    March 31, 2006 and December 31, 2005                                                 85,021              85,021
  Paid in Capital in Excess of Par Value                                              3,056,657           3,056,658
  Retained Deficit                                                                   (7,919,294)         (7,691,222)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                      (4,777,616)         (4,549,543)
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         6,299,229  $        6,363,376
                                                                            ===================  ==================




                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF OPERATIONS

                                                                                          (Unaudited)
                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                   2006                  2005
                                                                            ------------------  -------------------

Oil Revenue                                                                 $           91,570  $            28,740
Gas Revenue                                                                            505,754                    -
                                                                            ------------------  -------------------
   Total Income                                                             $          597,324  $            28,740
                                                                            ------------------  -------------------

Expenses
  Production Costs                                                                     170,095                    -
  Consulting and Management Fees                                                       195,825               63,045
  General and Administrative                                                           183,569              133,082
  Professional Fees                                                                     78,041               16,675
                                                                            ------------------  -------------------
     Total Expenses                                                                    627,530              212,802
                                                                            ------------------  -------------------

Other Income ( Expense)
   Interest Expense                                                                   (130,818)             (47,645)
   Interest Income                                                                       1,552                    -
   Financing Penalty Payouts                                                           (68,600)                   -
                                                                            ------------------  -------------------
     Total Other Income (Expense)                                                     (197,866)             (47,645)
                                                                            ------------------  -------------------

Net Income (Loss)                                                           $         (228,072) $          (231,707)
                                                                            ==================  ===================

Income (Loss) per Common Share                                              $                -  $                 -
                                                                            ==================  ===================

Weighted Average Shares Outstanding                                                 85,021,035           85,021,035
                                                                            ==================  ===================











                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS



                                                                                          (Unaudited)
                                                                                   For the Three Months Ended
                                                                                             March 31,
                                                                                    2006                  2005
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                     $         (228,072) $         (231,707)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation, Amortization and Depletion                                             119,997              29,364
(Increase) decrease in other assets & prepaids                                            3,004             (11,715)
(Increase) decrease in accounts receivable                                              160,376             (28,740)
(Increase) decrease in other receivable                                                  27,000                   -
Increase (decrease) in accounts payable                                                  23,043             (44,689)
Increase (decrease) in accrued interest                                                  74,565                   -
Increase (decrease) in accrued liabilities                                               66,318              20,102
                                                                             ------------------  ------------------
Net cash used in operating activities                                                   246,231            (267,385)
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil & gas property interests                                          (1,224,906)           (392,142)
Proceeds on sale of Netcash (net of cash)                                                     -                   -
                                                                             ------------------  ------------------
Net cash used by investing activities                                                (1,224,906)           (392,142)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures                                                          -             750,000
                                                                             ------------------  ------------------
Net Cash Provided by Financing  Activities                                                    -             750,000
                                                                             ------------------  ------------------

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                          (Unaudited)
                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                     2006                2005
                                                                             ------------------  ------------------

Net Increase (Decrease) in
   Cash  and Cash Equivalents                                                          (978,675)             90,473
Cash and Cash Equivalents at
   Beginning of the Period                                                            1,087,163             138,005
                                                                             ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                                         $          108,488  $          228,478
                                                                             ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                                     $                -  $                -
Income Taxes                                                                 $                -  $                -

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

         The unaudited financial statements as of March 31, 2006, and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Business

         The Company is in the production stage of the oil and gas industry. The Company's primary objective is to identify, acquire and develop significant working interest percentages in underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers. During 2003 and 2004 the Company was in the development stage and acquired interests in several oil and gas prospects and in 2005 and 2006 has set up the extraction process and is further continuing that program.

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

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

Fixed Assets

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at March 31, 2006 and December 31, 2005:


                                         (Unaudited)
                                          March 31,          December 31,
                                             2006                2005
                                      ------------------  ------------------
Furniture and Fixtures                $            7,751  $            7,751
Computers                                          6,222               6,222
Vehicles                                          64,087              64,087
Less: Accumulated Depreciation                   (15,663)            (11,553)
                                      ------------------  ------------------
Total                                 $           62,397  $           66,507
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

         Total depreciation expense for the three months ended March 31, 2006 and 2005 was $4,110 and $1,822, respectively.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

         The capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties are not amortized until proved reserves associated with projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the three months ended March 31, 2006 and 2005 was $59,634 and $0, respectively.

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

                             SILVER STAR ENERGY, INC
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

                             SILVER STAR ENERGY, INC
                          NOTES TO FINANCIAL STATEMENTS

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

                             SILVER STAR ENERGY, INC
                          NOTES TO FINANCIAL STATEMENTS

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

                             SILVER STAR ENERGY, INC
                          NOTES TO FINANCIAL STATEMENTS

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

         During the year ended December 31, 2004, the Company paid $1,283,149 towards the exploration and development of the oil and gas prospects in Alberta. During the year ended December 31, 2005, the Company paid $730,822 towards the exploration and development of the oil and gas prospects in Alberta. For the first quarter ended March 31, 2006 $285,975 was spent to install the production facilities at the EVI well. All of these costs have been capitalized.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

         During the year ended December 31, 2003, the Company incurred a total of $405,000 in acquisition and exploration costs relating to the California prospects. During the year ended December 31, 2004, the Company incurred a total of $898,204 in acquisition, exploration and development costs relating to the California prospects. During the year ended December 31, 2005, the Company incurred a total of $756,675 in acquisition, exploration and development costs relating to the California prospects. As of March 31, 2006, total capitalized costs for the California prospects was $2,978,810.

         During 2005, the North Franklin property was determined to have proved gas reserves. Total capitalized costs for the North Franklin property were removed from the unproved properties and classified as proved properties. For 2005, the Company received revenues of $1,372,675 from the North Franklin property. As of December 31, 2005, the total capitalized costs related to the North Franklin property, net of depletion of $132,121 was $1,345,384. For the first quarter ending March 31, 2006 the Company received revenues of $505,754 from the North Franklin Property,

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Kansas Prospects, U.S.A.

         During 2005, the Company acquired an interest in some oil and gas properties in Kansas. As of December 31, 2005, the Company had spent $54,286 on these properties. During the quarter ended March 31, 2006, the Company incurred $20,000 in costs related to this property. These costs have been capitalized as part of unproved properties.

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

NOTE 5 - CONCENTRATIONS

         At March 31, 2006, 85% of the Company's revenues come from three gas wells in California. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK (continued)

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

         As of March 31, 2006, the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

Treasury Stock

         On December 18, 2003, upon the resignation of an officer of the Company, 48,000,000 common shares were returned to Treasury, for consideration of $3,500. The shares were cancelled on January 23, 2004.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

         At March 31, 2006 and December 31, 2005, the Company was due $183,900 from 1048136 Alberta Ltd. related to oil and gas development.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

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
                                                         =============

NOTE 10 - CONVERTIBLE DEBENTURES

         On November 23, 2004, the Company issued a convertible debenture and warrents to Cornell Capital Partners, L.P. ("Cornell"). The $750,000 in convertible debentures and 750,000 warrants require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

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

         On March 10, 2005, the Company executed a Convertible Debenture for $550,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On March 30, 2005, the Company executed a Convertible Debenture for $200,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On December 13, 2005, the Company paid $134,424 towards this note. As of March 31, 2006, the total amount due on this note was $652,449.

         On April 8, 2005, the Company executed a Convertible Debenture for $160,000. The note is due and payable in full on or before April 8, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On May 17, 2005, the Company executed a Convertible Debenture for $150,000. The note is due and payable in full on or before May 17, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On December 13, 2005, this note was paid in full. The Company paid a total of $319,880 for principal and interest.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

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

         Beginning on the six (6) month anniversary of the Closing, and on the first business day of each month thereafter until the Notes are no longer outstanding the Company shall pay 1/18th of the original principal amount of the Notes and all accrued and unpaid interest. The Company shall elect to make such payments in shares of the Company's common stock. Each share of the Company's common stock will be valued at 92.5% of the five (5) day VWAP immediately prior to the payment date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 8% per annum. As of March 31, 2006, $125,547 has been charged as interest expense related to this debt.

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

         Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF

         Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities.

         The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain (loss) on value of warrants and conversion feature.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

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
                                                  =================

         On October 14, 2005, the Company paid $480,000 in cash for debt issue costs related to the convertible debenture of $3,430,000. These debt issue costs were capitalized in the financial statements and are being amortized over two years using the interest method. At March 31, 2006 and December 31, 2005, net debt issue costs related to these convertible debentures were $375,973 and $432,227, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

PLAN OF OPERATIONS

         On January 5, 2006 the Company announced the December gas production at the North Franklin Project, Sacramento California. Production from the Company's two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1" totaled 92.443 Mmcf. The average daily production rate for the month of November totaled 2.982 Mmcf per day. The "Archer-Whitney #1 well" produced a total of 55.378 Mmcf up from last months 51.094 Mmcf and the "Archer- Wildlands #1 well" produced 37.065 Mmcf, also up from last months 36.839 Mmcf. Silver Star's 40% working interest in the two wells totals 36.977 Mmcf to the Company. The PGE-Citygate gas price of Jan. 3 2006 was quoted at $8.92 per mcf.

         On January 10, Silver Star reported on the EVI "7-11" oil quality. It had been analyzed by AGAT Laboratories in Calgary and has returned a gravity of
36.5 degrees. The oil is considered light crude and will sell at Imperial Light crude prices, today quoted at $59.53 per barrel. The Company was informed by Transaction Oil and Gas the operator that the construction of the surface site facilities began on January 9th. When complete, the well will be placed on production with the oil initially being trucked to Husky at their 7-1 battery for shipping. This facility is about 2 1/2 miles away. Silver Star anticipates the commencement of commercial production shortly, anticipated before the end of January. The gravity of the oil is compatible with Husky production in the Red-Earth area. As production is monitored and consistent flow rates are established during this initial production period, the construction of a pipeline to tie into the Husky pipeline system will be planned at that time. The tie-in point is one mile south of the "7-11" well.

         On January 17, Silver Star announced the appointment of three new directors to its board. Reflective of the growth of Silver Star and in light of our increasingly complex operations and growing revenue potential, it is now prudent to appoint additional independent directors in order to broaden the breadth of experience and expertise presently possessed by the Board. We are committed to a progressive transition to a management structure that is more suited to a maturing oil and gas exploration and development company. Accordingly, we welcome the appointments of Mr. Gordon Samson, Mr. Glen Harder and Mr. William Marshall to our board.

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

         Mr. Marshall is a financial consultant with over 15 years of venture capital experience in private and public companies. With an extensive related history in natural resource matters, Mr. Marshall brings a wealth of experience to us in areas ranging from structuring and arranging financings, corporate filing issues, sourcing and retaining appropriate management, and general organizational structure. He has served on many public company boards as a director and/or officer, and some of the present or past positions held include Chairman, President, Chief Executive Officer and Corporate Secretary. Mr. Marshall is currently President of Fidelis Energy Inc. and Cascade Energy Inc., our joint venture partners at North Franklin and Kansas.

         Silver Star announced that our Audit Committee will now consist of David Naylor (director and Chief Financial Officer), Gordon Samson (director) and Glen Harder (director) and that the Company may add additional directors as circumstances require.

         On January 23, the Company reported that the EVI "7-11" oil well was scheduled to begin commercial production as of tomorrow, January 24th. The construction crew has completed the installation of oil storage tanks and has installed the pump jack at the well head. The operator has informed the Company that the "7-11" is planned to be on production tomorrow and it will be closely monitored as to the barrels per day oil produced. The operator, Transaction Oil and Gas of Calgary will determine the maximum production rate best suited for the well. On January 30, the EVI "7-11" oil well began commercial production at a rate of between 160 to 170 barrels per day.

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

         On February 3 Silver Star announced the January gas production at the North Franklin Project. Production from the two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1" totaled 94.94 Mmcf. The average daily production rate for the month of January totaled 3.062 Mmcf per day from the two wells combined. Silver Star was also pleased to announce that it has been informed by the operator that a tentative spud date for the "Archer-F-1" deep Forbes gas well has been set for February 18th. Silver Star has been waiting for a drilling rig and it is now expected to be onsite at the North Franklin Project on the aforementioned date. The site and road have been prepared, casing and tubing purchased and all necessary permits and licenses have been received. The 12,000 foot "Archer-F-1" well has been designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well. All parties have advanced funds in full for the drilling costs of the well. On February 21, Silver Star updated the timing for drilling of the "Archer- F-1" deep Forbes gas well. Silver Star was informed by the operator that the drilling rig is being mobilized to the North Franklin project site tomorrow, Wednesday, February 22nd. After an estimated several day period for rig up, drilling of the 12,000 foot well will commence. The "Archer-F-1" drilling pad location, site facilities and all weather access road are prepared. The required casing and tubing have been purchased and are onsite. As well, all the necessary permits and licenses are in place. The 12,000 foot "Archer-F-1" well has been designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well. All parties have advanced funds in full for the drilling costs of the well.

         Silver Star additionally announced that it had entered into a renewable 12-month contract with Telperion Business Consultants, LLC, an arm's-length entity, pursuant to which Telperion will provide consulting services, business introductions and resulting arrangements that may include small cap fund managers, buy-side stock brokers and money managers. Such services will include, strategic planning, planning meetings, road shows and assisting the Company's management in developing and implementing the Company's IR/PR programs and plans. Telperion will be paid $15,000 per month and will be issued 1,200,000 shares of restricted stock which will be released to Telperion based upon certain significant strategic milestones.

         On March 7, Silver Star announced that the "Archer-F-1" gas well spudded March 5th and is drilling at North Franklin. The Company was informed by the operator that the surface casing had now been set and the depth has reached 1,400 feet. The delay in the start date was due to heavy rain and wind in the Sacramento area causing a slower than expected rig up at the well site.

         On March 8, the Company reported the February gas production at the North Franklin Project. Production from the Company's two gas wells, the "Archer-Whitney #1" and "Archer- Wildlands #1" totaled 82.53 Mmcf for a total of 27 days. The average daily production rate for the month of January totaled 3.06 Mmcf per day from the two wells combined.

         On March 20, Silver Star issued a preliminary drilling report on the "Archer-F1" gas well at North Franklin. The well is drilling ahead past 9,000 feet after drilling through and logging the upper Winters objective. The "Archer-F 1" well, as in the previous two wells, drilled Winters sand pay with excellent gas shows in the mud log. The suite of Resistivity and Sonic electronic logs showed clean sand pay with 100% gas fill-up within the pay zone. The intersected sand pay and gas shows exceeds in pay thickness what is producing at the "Archer-Whitney" and "Archer-Wildlands" wells. The drilling rig continues towards the total depth of 12,000 feet with an anticipated T.D. for the well in 5 to 7 days. The 12,000 foot "Archer-F-1" well was designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well.

         On March 22, Silver Star announced that it has reached a tentative agreement respecting the acquisition of a minimum of a 25% interest in a private Alberta oil and gas company ("Altaco"), either by the purchase of shares or the acquisition of an interest in specified assets. Altaco is presently undergoing a formal valuation of its assets. Upon the completion of the valuation, details of the acquisition will be finalized. It is expected that the price paid for the assets or shares acquired will include a combination of cash and equity.

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

SUBSEQUENT MATERIAL EVENTS

         On April 3, 2006 Silver Star reported the results of the "Archer-F-1" gas well. The well reached a total depth of 10,567 feet. The F-1 cut Winters sand pay with excellent gas shows and the suite of Resistivity and Sonic electronic logs showed clean sand with 100% gas fill-up within the pay zone. The intersected sand pay and gas shows exceeds in thickness what is producing at the "Archer- Whitney" and "Archer-Wildlands" wells. The Company now reports that this Winters portion of the well is to be completed and put into production immediately. Silver Star anticipates better production rates than the other two Winters wells in the field; estimated to be between 1.5 to 2.0 MMCF per day. A significant section of Forbes Sand was encountered that contained excellent gas shows. However, the Forbes sands were directly above other sand that contained high pressure gas and salt water. During this operational period, the well lost circulation during the open hole conditioning for electric logs. The hole broke down within 100 feet of the shoe, took drilling fluid and allowed the well to flow gas and salt water, from the target zones into the well bore. The flow of gas and water from the Forbes reduced the hydrostatic column creating an unsafe condition to log or drill any further. Several days of conditioning the drilling fluid (increasing mud weight up to 15.9 lbs per gal) and numerous attempts to maintain a static well failed due to the salt water and gas cutting the mud weight needed to compensate for the higher than expected formation pressures. The Company and its project partners made a decision to plug the open hole below the casing shoe that was set at the bottom of the production casing to protect the Winters pay interval. The plugging process included the setting of a cement retainer and the drill pipe was pulled out of the hole in preparation for rig release. By setting the retainer and cementing, additional drilling operations can be attempted from the cased upper hole. It is now possible to re-drill the lower hole and evaluate the excellent gas shows encountered within the Forbes sands above the high pressure water sands. The prospect has not been fully evaluated and still has the potential for a commercial gas discovery. From this well bore, or a new location, it is possible to drill farther up- dip and there is the possibility the lower sands are gas filled in that up-dip location.

RESULTS OF OPERATIONS

REVENUE

         Revenue increased to $597,324 for the first quarter ended March 31, 2006 up from $28,740 in the same period in 2005. This increase is a result of our properties continuing production at the North Franklin for revenue of $505,754 and the addition of our well at the EVI that produced $91,570 in revenue.

COST OF REVENUE

         The Company recorded cost of revenue and depletion of $170,095 during the first quarter ended March 31, 2006 up from $0 during the quarter ended March 31, 2005. This increase is reflective of the commencement of the producing wells.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of Accounting, Legal, depreciation and selling and marketing expenses. The general and administrative expenses for the first quarter ended March 31, 2006 are $183,569. This is an increase over 2005 of $50,487 and is reflective of increased travel and expanded operations of our company. Professional fees which include legal and accounting were $78,041 for the quarter ended March 31, 2006 compared to $16,675 and this increase is due to additional legal fees incurred to file the SB2 registration for our financing that closed in October 2005.

         Consulting and Management fees were $195,825 for the first quarter ended March 31, 2006 and increased over the same period in 2005 by $132,780. Other operational expenses for the first quarter include production royalties of $65,811. We expect to continue to incur general and administrative expenses to support the business.

INTEREST EXPENSE

         Interest expense increased for the quarter ended March 31, 2006 with $130,818 compared to $47,645 for the quarter ended March 31, 2005. This is reflective of interest charges that accrued from our financing that closed on October 14, 2005.

LOSS PER SHARE AND NET LOSS

         The Company ended the first quarter of March 31, 2006 with a net loss of ($228,072) compared to ($231,707) in 2005.

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

         The Company had cash and cash equivalents of $108,488 and working capital of $701,775 at March 31, 2006. This compares to cash and cash equivalents of $1,087,163 and working capital of 1,967,095 at December 31, 2005.

         During the quarter ended March 31, 2006, the Company was provided cash of $246,231 in operating activities compared to using $267,385 in the prior year. As at March 31, 2006 the company had an outstanding receivable of $345,640.

         Net cash provided by financing activities was $0 for the three months ended March 31, 2006, which compares to $750,000 for the same period in 2005.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(b) Reports on Form 8-K filed.

         On April 10, 2006, the Company filed a report on Form 8-K under Item 1.01, Entry Into a Material Definitive Agreement.

         On May 5, 2006, the Company filed a report on Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Silver Star Energy, Inc.
                                  (Registrant)

DATE:       May 12, 2006


By:  /s/ Robert McIntosh
------------------------
Robert McIntosh
President, CEO & Director
(Principal Executive Officer)


By:  /s/ David Naylor
---------------------
David Naylor
Treasurer, Director
(Principal Financial Officer)