Form 10QSB
period 2006-06-30
SILVER STAR ENERGY INC
filed 2006-08-14
CIK 1216964

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006
                  --------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from________to________

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

       9595 Wilshire Boulevard, Suite 900, Beverly Hills, California 90212
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2006 96,221,035


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS


                                                                                 (Unaudited)
                                                                                   June 30,         December 31,
ASSETS                                                                               2006               2005
------                                                                        ------------------  -----------------
Current Assets
  Cash                                                                        $           51,420  $       1,087,163
  Accounts Receivable                                                                    373,647            506,016
  Prepaid Expense                                                                         76,042             16,976
  Other Receivable                                                                             -            992,117
  Due from Related Party                                                                       -            183,900
                                                                              ------------------  -----------------

     Total Current Assets                                                                501,109          2,786,172
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                   7,751              7,751
  Computers                                                                                6,222              6,222
  Vehicles                                                                                64,087             64,087
   Accumulated Depreciation                                                              (19,774)           (11,553)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     58,286             66,507
                                                                              ------------------  -----------------

Other Assets
  Oil and gas properties, full cost method, net of depletion
    $254,276 and $132,121, respectively                                                2,771,436          1,345,384
   Unproved oil and gas properties                                                     1,753,086          1,733,086
  Debt Issue Costs, net of amortization of $161,973 and $47,973                          318,027            432,227
                                                                              ------------------  -----------------

     Total Other Assets                                                                4,842,549          3,510,697
                                                                              ------------------  -----------------

     Total Assets                                                             $        5,401,944  $       6,363,376
                                                                              ==================  =================

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                 June 30,           December 31,
                                                                                   2006                 2005
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            17,089  $           30,930
  Accrued Liabilities                                                                    14,025             142,602
  Convertible debentures                                                                      -             560,000
  Accrued interest                                                                            -              85,545
                                                                            -------------------  ------------------

     Total Current Liabilities                                                           31,114             819,077
                                                                            -------------------  ------------------

Long-Term Liabilities
  Asset retirement obligation                                                            45,000              45,000
  Convertible debentures                                                              3,430,000           3,430,000
  Accrued interest                                                                      279,499             160,786
  Beneficial conversion liability                                                     6,458,056           6,458,056
                                                                            -------------------  ------------------

     Total Long-Term Liabilities                                                     10,212,555          10,093,842
                                                                            -------------------  ------------------

      Total Liabilities                                                              10,243,669          10,912,919
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at June 30, 2006 and
    December 31, 2005                                                                         -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized.  96,221,035 issued and outstanding at
    June 30, 2006 and
    85,021,035 issued and outstanding
    at December 31, 2005                                                                 96,221              85,021
  Paid in Capital in Excess of Par Value                                              6,119,457           3,056,658
  Retained Deficit                                                                  (11,057,403)         (7,691,222)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                      (4,841,725)         (4,549,543)
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         5,401,944  $        6,363,376
                                                                            ===================  ==================



                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF OPERATIONS

                                           For the Three Months Ended               For the Six Months Ended
                                                    June 30,                                June 30,
                                           2006               2005                  2006              2005
                                     -----------------    -----------------  ------------------  ------------------
Oil Revenue                          $          27,819    $         255,062  $          119,390  $          283,802
Gas Revenue                                    490,509              202,951             929,945             202,951
                                     -----------------    -----------------  ------------------  ------------------
   Total Income                      $         518,328    $         458,013  $        1,049,335  $          486,753
                                     -----------------    -----------------  ------------------  ------------------

Expenses
  Production Costs                             103,020              259,595             206,797             259,595
  Consulting and Management
     Fees                                    3,268,974              109,000           3,464,799             172,045
  General and Administrative                   129,416              148,196             312,985             281,278
  Professional Fees                             59,927               14,601             137,967              31,276
                                     -----------------    -----------------  ------------------  ------------------
     Total Expenses                          3,561,337              531,392           4,122,548             744,194
                                     -----------------    -----------------  ------------------  ------------------

Other Income ( Expense)
   Interest Expense                           (133,339)             (58,414)           (264,157)           (106,059)
   Interest Income                                   -                    -               1,552                   -
   Gain/Loss on Foreign
     Exchange                                   38,237                    -              38,237                   -
   Financing Penalty Payouts                         -                    -             (68,600)                  -
                                     -----------------    -----------------  ------------------  ------------------
     Total Other Income
      (Expense)                                (95,102)             (58,414)           (292,968)           (106,059)
                                     -----------------    -----------------  ------------------  ------------------


Net Income (Loss)                    $      (3,138,111)   $        (131,793) $       (3,366,181) $         (363,500)
                                     =================    =================  ==================  ==================

Income (Loss) per Common
 Share                               $          (0.03)    $               -  $           (0.03)  $                -
                                     =================    =================  ==================  ==================

Weighted Average Shares
 Outstanding                                92,348,511           85,021,035          88,705,014          85,021,035
                                     =================    =================  ==================  ==================





                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                    2006                2005
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                     $       (3,366,181) $         (363,500)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation, Amortization and Depletion                                             244,575             159,313
   Common stock issued for expenses                                                   3,074,000                   -
(Increase) decrease in other assets & prepaids                                          (59,066)              2,986
(Increase) decrease in accounts receivable                                              132,369            (219,160)
(Increase) decrease in other receivable                                               1,176,017                   -
Increase (decrease) in accounts payable                                                 (13,841)            (43,157)
Increase (decrease) in accrued interest                                                  33,168                   -
Increase (decrease) in accrued liabilities                                             (128,577)             67,827
                                                                             ------------------  ------------------
Net cash used in operating activities                                                 1,092,464            (395,691)
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition/Sale of equipment, net                                                            -              (2,448)
Acquisition of oil & gas property interests                                          (1,568,207)           (685,949)
                                                                             ------------------  ------------------
Net cash used by investing activities                                                (1,568,207)           (688,397)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures                                                          -           1,060,000
Payments on convertible debentures                                                     (560,000)                  -
                                                                             ------------------  ------------------
Net Cash Provided by Financing  Activities                                             (560,000)          1,060,000
                                                                             ------------------  ------------------

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Net Increase (Decrease) in
   Cash  and Cash Equivalents                                                        (1,035,743)            (24,088)
Cash and Cash Equivalents at
   Beginning of the Period                                                            1,087,163             138,005
                                                                             ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                                         $           51,420  $          113,917
                                                                             ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                                     $                -  $                -
Income Taxes                                                                 $                -  $                -

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

         The unaudited financial statements as of June 30, 2006, and for the six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Fixed Assets

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at June 30, 2006 and December 31, 2005:

                                                          (Unaudited)
                                                            June 30,          December 31,
                                                              2006                2005
                                                       ------------------  ------------------
Furniture and Fixtures                                 $            7,751  $            7,751
Computers                                                           6,222               6,222
Vehicles                                                           64,087              64,087
Less: Accumulated Depreciation                                    (19,774)            (11,553)
                                                       ------------------  ------------------
Total                                                  $           58,286  $           66,507
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

         Total depreciation expense for the six months ended June 30, 2006 and 2005 was $8,221 and $3,739, respectively.

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

         The capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties are not amortized until proved reserves associated with projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the six months ended June 30, 2006 and 2005 was $122,155 and $100,488, respectively.

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

         During the year ended December 31, 2004, the Company paid $1,283,149 towards the exploration and development of the oil and gas prospects in Alberta. During the year ended December 31, 2005, the Company paid $730,822 towards the exploration and development of the oil and gas prospects in Alberta. For the six months ended June 30, 2006, $285,975 was spent to install the production facilities at the EVI well. All of these costs have been capitalized.

         During 2005, the Joarcam property in Alberta was determined to have proved oil reserves. The total capitalized costs for the Joarcam property were removed from the unproved properties and classified as proved properties. For 2005, the Company received $305,235 in revenues from the Joarcam property. On November 10, 2005, the Company sold its interest in the Joarcam property for $1,930,225. Total capitalized costs relating to the Joarcam property at November 10, 2005 were $962,545, and total depletion expense relating to the Joarcam property at November 10, 2005 was $73,811. The Company recognized a gain on the sale of the Joarcam property of $1,041,491. The Company received proceeds of $965,108 and recorded a receivable of $965,117 related to the sale of the property. During the period ended June 30, 2006, the receivable of $965,117 related to the sale of the Joarcam property was received by the Company.

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

         During the year ended December 31, 2003, the Company incurred a total of $405,000 in acquisition and exploration costs relating to the California prospects. During the year ended December 31, 2004, the Company incurred a total of $898,204 in acquisition, exploration and development costs relating to the California prospects. During the year ended December 31, 2005, the Company incurred a total of $756,675 in acquisition, exploration and development costs relating to the California prospects. As of June 30, 2006, total capitalized costs for the California prospects was $3,322,111.

         During 2005, the North Franklin property was determined to have proved gas reserves. Total capitalized costs for the North Franklin property were removed from the unproved properties and classified as proved properties. For 2005, the Company received revenues of $1,372,675 from the North Franklin property. As of December 31, 2005, the total capitalized costs related to the North Franklin property, net of depletion of $132,121 was $1,345,384. For the six months ended June 30, 2006, the Company received revenues of $1,033,081 from the North Franklin Property.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Kansas Prospects, U.S.A.

         During 2005, the Company acquired an interest in some oil and gas properties in Kansas. As of December 31, 2005, the Company had spent $54,286 on these properties. During the six months ended June 30, 2006, the Company incurred $20,000 in costs related to this property. These costs have been capitalized as part of unproved properties.

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

NOTE 5 - CONCENTRATIONS

         At June 30, 2006, approximately 85% of the Company's revenues come from three gas wells in California. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

         On April 28, 2006, the Company issued 1,200,000 shares of common stock for consulting services valued at $324,000.

         On May 3, 2006, the Company issued 10,000,000 shares of common stock to its officers and directors for services valued at $2,750,000.

         As of June 30, 2006, the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

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

         At June 30, 2006 and December 31, 2005, the Company was due $0 and $183,900 from 1048136 Alberta Ltd. related to oil and gas development.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - LEASE COMMITMENT

         On December 1, 2005, the Company entered into a lease agreement for approximately 129 square feet of office space at 9595 Wilshire Blvd., Suite 900, in Beverly Hills, California. The lease expires November 30, 2006 and continues on a month ot month after that date. The lease payments are $1,814 per month.

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

         On March 10, 2005, the Company executed a Convertible Debenture for $550,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On March 30, 2005, the Company executed a Convertible Debenture for $200,000. The note is due and payable in full on or before March 10, 2006 and carries an interest rate of 5% per annum. The notes are convertible, at the discretion of the holder, into shares of common stock of the Company at a conversion price of $1.00 per share. On December 13, 2005, the Company paid $134,424 towards this note. On June 30, 2006, this note was paid in full.

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

         Beginning on the six (6) month anniversary of the Closing, and on the first business day of each month thereafter until the Notes are no longer outstanding the Company shall pay 1/18th of the original principal amount of the Notes and all accrued and unpaid interest. The Company shall elect to make such payments in shares of the Company's common stock. Each share of the Company's common stock will be valued at 92.5% of the five (5) day VWAP immediately prior to the payment date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 8% per annum. As of June 30, 2006, $193,959 has been charged as interest expense related to this debt.

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
                                                  =================

         On October 14, 2005, the Company paid $480,000 in cash for debt issue costs related to the convertible debenture of $3,430,000. These debt issue costs were capitalized in the financial statements and are being amortized over two years using the interest method. At June 30, 2006 and December 31, 2005, net debt issue costs related to these convertible debentures were $318,027 and $432,227, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

PLAN OF OPERATIONS

NORTH FRANKLIN PROJECT, SACRAMENTO CALIFORNIA:

         We reported on April 3 the results of the "Archer-F-1" gas well at the North Franklin Project, Sacramento California. The "Archer-F-1" well was designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well. The well reached a total depth of 10,567 feet. The well cut Winters sand pay with excellent gas shows and the suite of Resistivity and Sonic electronic logs showed clean sand with 100% gas fill-up within the pay zone. The intersected sand pay and gas shows exceeds in thickness what is producing at the "Archer-Whitney" and "Archer-Wildlands" wells. This Winters portion of the well is now to be completed and put into production immediately.

         The Forbes Sand was encountered and contained excellent gas shows. However, the Forbes sands were directly above other sand that contained high pressure gas and salt water. During this operational period, the well lost circulation during the open hole conditioning for electric logs. The hole broke down within 100 feet of the shoe, took drilling fluid and allowed the well to flow gas and salt water, from the target zones into the well bore. The flow of gas and water from the Forbes reduced the hydrostatic column creating an unsafe condition to log or drill any further. Several days of conditioning the drilling fluid (increasing mud weight up to 15.9 lbs per gal) and numerous attempts to maintain a static well failed due to the salt water and gas cutting the mud weight needed to compensate for the higher than expected formation pressures.

         The project partners made a decision to plug the open hole below the casing shoe that was set at the bottom of the production casing to protect the Winters pay interval. The plugging process included the setting of a cement retainer and the drill pipe was pulled out of the hole in preparation for rig release. By setting the retainer and cementing, additional drilling operations can be attempted from the cased upper hole. It is now possible to re-drill the lower hole and evaluate the excellent gas shows encountered within the Forbes sands above the high pressure water sands. The prospect has not been fully evaluated and still has the potential for a commercial gas discovery. From this well bore, or a new location, it is possible to drill farther up- dip and there is the possibility the lower sands are gas filled in that up-dip location.

         We reported on April 7 March gas production at the North Franklin Project from the Company's two gas wells, the "Archer-Whitney #1" and "Archer-Wildlands #1" that totaled 92.85 Mmcf. The average daily production rate for the month of March totaled 3.0 Mmcf per day from the two wells combined. The project partners prepared to complete the"Archer-F-1" well in the Winters gas reservoir and put it into immediate production. A completion rig was being sourced and all parties have contributed the required funds for this operation. The well tie-in is very short to the existing gas gathering system and pipeline.

         We reported on May 3 the April gas production at the North Franklin Project from "Archer- Whitney #1" and "Archer-Wildlands #1" that totaled 89.85 Mmcf. The average daily production rate for the month of March totaled 3.0 Mmcf per day from the two wells combined. We updated the progress of the completion and tie-in the"Archer-F-1" well in the Winters gas reservoir. The completion rig will be onsite on May 5th after a short delay to let the lease dry up. The perforation of the Winters sand and subsequent tie-in to the existing gas gathering system and pipeline is estimated to take 3 to 5 days thereafter. The operator has fully constructed the "F-1" site facilities.

         On May 15 we reported on the inaugural "Archer-F-1" well gas production. The well was successfully perforated, completed and tied-in to the pipeline from the Winters sands. During the completion program, the well was flow tested up to a rate of 2MMCF per day. The short tie-in to the pipeline was finished this past weekend and the well has begun commercial production at an I.P.R. (initial production rate) of 1.0 MMCF per day. As the pressures are evaluated over the initial weeks, the operator and working interest partners will determine the optimal production rate for the well. With the onset of production from "F-1", Silver Star now has three gas wells at North Franklin and its resulting cash flow is expected to increase by 35%. These wells are, as of today, producing a combined 4.0 MMCF per day.

         We announced the planning a minimum of two more wells in the near future after reviewing a recently completed, very favorable property-wide, geological study. On May 18 details of the comprehensive overview of the Winters Formation underlying the A.M.I. (area of mutual interest) and current lease holdings was announced. The partners commissioned the report to identify other potential sand channels that may hold exploration and gas potential. The report concluded that there is a strong indication of an additional five (5) Winters sand channels that have geological and geophysical similarities and may be analogs to the current area in production from the Company's three gas wells. The five new target areas have been developed and ranked as to potential and risk based on varying levels of data available at the present time. Each of the five targets, if proven, would hold multiple well locations and each could contain similar gas equivalent to the current production area. All of the new targets have been geologically mapped and have received varying degrees of geophysical interpretation towards the goal of creating suitable site locations for exploration wells. Silver Star recently announced that the Company and partners are planning to drill a minimum of two more wells in the near future after reviewing this recently completed property-wide, study. The two wells that have been agreed on by the North Franklin partners include one development well in the current producing field and one exploration well in the first of the five newly identified channels.

         Following the drilling of these two wells this summer, additional geophysics is planned to further define future well site locations. The Company and the operator are now undertaking a cost estimate of this geophysical program that will occur in conjunction with the drilling of the wells. Silver Star has executed A.F.E.'s (Authority for Expenditure) for well licensing, permitting and site preparation on the next two wells at North Franklin.

         We reported on June 5 the May gas production at the North Franklin Project now producing gas from three wells, the "Archer-Whitney #1", "Archer-Wildlands #1"and "Archer-F1". Production totaled 110.57 MMCF. The "Archer-F-1" well began official commercial production on May 16th and produced a total of 14.915 MMCF at an average initial production rate of 932 MCF per day. The three wells currently are producing over 4.0 MMCF per day combined.

EVI PROJECT, ALBERTA

         The "7-11" oil well produced 624 barrels of oil for the quarter attributable to Silver Star's interest. Due to road access restrictions, the well was put on standby for several weeks as site access was impossible to truck the oil to the Husky tank battery.

CORPORATE RELATED EVENTS

         We announced on May5 the resignation of two directors. Mr. William Marshall and Mr. Glen Harder resigned from the Board of the Company for personal reasons. They will continue to consult to the Company on an as required basis. The Company is searching for qualified independent directors in order to broaden the breadth of experience possessed at the Board level.

SUBSEQUENT EVENTS:

         On July 5th announced that the Company had received authorizations for expenditure (A.F.E.s) from the operator on account of its 40% working interest share in an upcoming drilling program at its North Franklin natural gas project. The Company intends to fully fund its share of the costs for a pending 2-well drilling program which will target the proven Winters formation. The new wells, the first of which is expected to spud in August 2006, will represent the fourth and fifth of a series of production wells that are planned for the North Franklin gas field. In August 2005 the Company and partners announced the acquisition of participation rights to a large database encompassing a geophysical survey of approximately one million acres, located in central Kansas covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. After a thorough review of the data purchased, the prospects selected for exploration and discussions with its consultants and operator, the Company has determined that it will no longer participate in the Kansas program. Although the project appears to have considerable merit, the Company has determined that its resources are presently better spent in the additional development of the North Franklin natural gas field.

         On July 13 we reported the June gas production at the North Franklin Project from the Company's three (3) gas wells; the "Archer-Whitney #1", "Archer-Wildlands #1"and "Archer-F1" that totaled 120.82 MMCF. This was an increase over May production of 110.57 MMCF. The three wells combined averaged a production rate of 4.03 MMCF per day.

         In summary, gas production for the April-June quarter totaled 321.24 MMCF. Oil production totaled 624 barrels. The Company received a total of $525,716 in revenue from all projects.

RESULTS OF OPERATIONS

REVENUE

         Revenue increased to $518,328 for the quarter ended June 30, 2006 up from $458,013 in the same period in 2005. This increase is a result of our properties continuing production at the North Franklin for revenue of $490,509, and the addition of our well at the EVI that produced $27,819 in revenue.

COST OF REVENUE

         The Company recorded cost of revenue and depletion of $103,020 during the quarter ended June 30, 2006 down from $259,595 during the quarter ended June 30, 2005. This decrease is reflective of less depletion due to the sale of the Joarcam property.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of accounting, legal, depreciation and selling and marketing expenses. The general and administrative expenses for the quarter ended June 30, 2006 are $129,416. This is a decrease from 2005 of $18,780 and is reflective of decreased travel for the quarter. Professional fees which include legal and accounting were $59,927 for the quarter ended June 30, 2006 compared to $14,601 and this increase is due to ongoing legal fees incurred to file the SB2 registration for our financing that closed in October 2005.

         Consulting and Management fees were $3,268,974 for the quarter ended June 30, 2006 and increased over the same period in 2005 by $3,159,974. This increase was due to the expenses recorded for the issuance of common stock. Other operational expenses for the quarter include production royalties of $36,788. We expect to continue to incur general and administrative expenses to support the business.

INTEREST EXPENSE

         Interest expense increased for the quarter ended June 30, 2006 with $133,339 compared to $58,414 for the quarter ended June 30, 2005. This is reflective of interest charges that accrued from our financing that closed on October 14, 2005.

LOSS PER SHARE AND NET LOSS

         The Company ended the second quarter of June 30, 2006 with a net loss of ($3,138,111) compared to ($131,793) in 2005.

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

         The Company had cash and cash equivalents of $51,420 and working capital of $469,995 at June 30, 2006. This compares to cash and cash equivalents of $1,087,163 and working capital of 1,967,095 at December 31, 2005.

         During the quarter ended June 30, 2006, the Company was provided cash of $1,092,464 in operating activities compared to using $395,691 in the prior year. As at June 30, 2006 the company had an outstanding receivable of $373,647.

         Net cash provided by (used by) financing activities was ($560,000) for the six months ended June 30, 2006, which compares to $1,060,000 for the same period in 2005.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

(b) Reports on Form 8-K filed.

         On July 11, 2006, the Company filed a report on Form 8-K under Item 7.01, Regulation FD Disclosure.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Silver Star Energy, Inc.
                                  (Registrant)

DATE:       August 11, 2006


By:  /s/ Robert McIntosh
Robert McIntosh
President, CEO & Director
(Principal Executive Officer)


By:  /s/ David Naylor
David Naylor
Treasurer, Director
(Principal Financial Officer)