Form 10QSB
period 2006-09-30
SILVER STAR ENERGY INC
filed 2006-11-14
CIK 1216964

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 2006
                               -------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

For the transition period from                     to
                               -------------------    --------------------------

Commission file number                   333-102930
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2006 96,221,035


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS


                                                                                (Unaudited)
                                                                                 September 30,      December 31,
ASSETS                                                                               2006               2005
------                                                                        ------------------  -----------------
Current Assets
  Cash                                                                        $           96,179  $       1,087,163
  Accounts Receivable                                                                    383,896            506,016
  Prepaid Expense                                                                          9,689             16,976
  Other Receivable                                                                       319,972            992,117
  Due from Related Party                                                                       -            183,900
                                                                              ------------------  -----------------

     Total Current Assets                                                                809,736          2,786,172
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                   7,751              7,751
  Computers                                                                                6,222              6,222
  Vehicles                                                                                64,087             64,087
   Accumulated Depreciation                                                              (23,884)           (11,553)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     54,176             66,507
                                                                              ------------------  -----------------

Other Assets
  Oil and gas properties, full cost method, net of depletion
   $316,276 and $132,121, respectively                                                 2,528,719          1,345,384
   Unproved oil and gas properties                                                     1,753,086          1,733,086
  Debt Issue Costs, net of amortization of $221,867 and $47,973                          258,333            432,227
                                                                              ------------------  -----------------

     Total Other Assets                                                                4,540,138          3,510,697
                                                                              ------------------  -----------------

     Total Assets                                                             $        5,404,050  $       6,363,376
                                                                              ==================  =================

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS
                                   (Continued)




                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                   2006                 2005
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            15,278  $           30,930
  Accrued Liabilities                                                                   353,479             142,602
  Convertible debentures                                                                      -             560,000
  Accrued interest                                                                            -              85,545
                                                                            -------------------  ------------------

     Total Current Liabilities                                                          368,757             819,077
                                                                            -------------------  ------------------

Long-Term Liabilities
  Asset retirement obligation                                                            45,000              45,000
  Convertible debentures                                                              3,430,000           3,430,000
  Accrued interest                                                                      348,663             160,786
  Beneficial conversion liability                                                     6,458,056           6,458,056
                                                                            -------------------  ------------------

     Total Long-Term Liabilities                                                     10,281,719          10,093,842
                                                                            -------------------  ------------------

      Total Liabilities                                                              10,650,476          10,912,919
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at September 30, 2006 and
    December 31, 2005                                                                         -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized.  96,221,035  issued and  outstanding  at September  30, 2006 and
    85,021,035 issued and outstanding
    at December 31, 2005                                                                 96,221              85,021
  Paid in Capital in Excess of Par Value                                              6,119,457           3,056,658
  Retained Deficit                                                                  (11,462,104)         (7,691,222)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                      (5,246,426)         (4,549,543)
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         5,404,050  $        6,363,376
                                                                            ===================  ==================



                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF OPERATIONS



                                                  (Unaudited)                            (Unaudited)
                                          For the Three Months Ended                For the Nine Months Ended
                                                  September 30,                           September 30,
                                           2006               2005                  2006              2005
                                     -----------------    -----------------  ------------------  ------------------
Oil Revenue                          $          72,101    $         142,228  $          191,491  $          426,030
Gas Revenue                                    477,852              397,186           1,407,797             600,137
                                     -----------------    -----------------  ------------------  ------------------
   Total Income                      $         549,953    $         539,414  $        1,599,288  $        1,026,167
                                     -----------------    -----------------  ------------------  ------------------

Expenses
  Production Costs                              82,276              144,760             289,073             404,355
  Consulting and Management
     Fees                                      181,293              134,403           3,646,092             306,448
  General and Administrative                   190,904              108,409             503,889             389,687
  Professional Fees                             46,501               52,220             184,468              83,496
                                     -----------------    -----------------  ------------------  ------------------
     Total Expenses                            500,974              439,792           4,623,522           1,183,986
                                     -----------------    -----------------  ------------------  ------------------

Other Income ( Expense)
   Interest Expense                           (128,858)             (60,140)           (393,015)           (166,199)
   Interest Income                               1,029                    -               2,581                   -
   Gain/Loss on Disposal of
      Assets                                         -               (3,237)                  -              (3,237)
   Gain/Loss on Foreign
     Exchange                                        -                    -              38,237                   -
   Financing Penalty Payouts                  (325,849)                   -            (394,449)                  -
                                     -----------------    -----------------  ------------------  ------------------
     Total Other Income
      (Expense)                               (453,678)             (63,377)           (746,646)           (169,436)
                                     -----------------    -----------------  ------------------  ------------------


Net Income (Loss)                    $        (404,699)   $         (36,245) $       (3,770,880) $         (327,255)
                                     =================    =================  ==================  ==================

Income (Loss) per Common
 Share                               $               -    $               -  $           (0.04)  $                -
                                     =================    =================  ==================  ==================

Weighted Average Shares
 Outstanding                                96,221,035           85,021,035          91,306,959          85,021,035
                                     =================    =================  ==================  ==================


                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS




                                                                                          (Unaudited)
                                                                                   For the Nine Months Ended
                                                                                        September 30,
                                                                                    2006               2005
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                     $       (3,770,880) $         (327,255)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation, Amortization and Depletion                                             370,379             245,094
   Common stock issued for expenses                                                   3,074,000                   -
   (Gain) loss on disposal of assets                                                          -               3,237
(Increase) decrease in other assets & prepaids                                            7,287               5,825
(Increase) decrease in accounts receivable                                              122,120            (243,614)
(Increase) decrease in other receivable                                                 856,045                   -
Increase (decrease) in accounts payable                                                 (15,652)              4,428
Increase (decrease) in accrued interest                                                 102,330                   -
Increase (decrease) in accrued liabilities                                              210,877             138,819
                                                                             ------------------  ------------------
Net cash used in operating activities                                                   956,506            (173,466)
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition/Sale of equipment, net                                                            -             (56,036)
Acquisition of oil & gas property interests                                          (1,387,490)           (960,288)
                                                                             ------------------  ------------------
Net cash used by investing activities                                                (1,387,490)         (1,016,324)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures                                                          -           1,060,000
Payments on convertible debentures                                                     (560,000)                  -
                                                                             ------------------  ------------------
Net Cash Provided by Financing  Activities                                             (560,000)          1,060,000
                                                                             ------------------  ------------------

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                          (Unaudited)
                                                                                   For the Nine Months Ended
                                                                                        September 30,
                                                                                     2006               2005
                                                                             ------------------  ------------------
Net Increase (Decrease) in
   Cash  and Cash Equivalents                                                          (990,984)           (129,790)
Cash and Cash Equivalents at
   Beginning of the Period                                                            1,087,163             138,005
                                                                             ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                                         $           96,179  $            8,215
                                                                             ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                                     $                -  $                -
Income Taxes                                                                 $                -  $                -

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

         The unaudited financial statements as of September 30, 2006, and for the nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Fixed Assets

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at September 30, 2006 and December 31, 2005:


                                   (Unaudited)
                                  September 30,        December 31,
                                       2006                2005
                                ------------------  ------------------
Furniture and Fixtures          $            7,751  $            7,751
Computers                                    6,222               6,222
Vehicles                                    64,087              64,087
Less: Accumulated Depreciation             (23,884)            (11,553)
                                ------------------  ------------------
Total                           $           54,176  $           66,507
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

         Total depreciation expense for the nine months ended September 30, 2006 and 2005 was $12,331 and $7,653, respectively.

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

         The capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties are not amortized until proved reserves associated with projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the nine months ended September 30, 2006 and 2005 was $184,155 and $154,813, respectively.

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

Stock-based compensation

         Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to January 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), as amended. No stock options were granted to employees during the three and nine months ended September 30, 2006 or 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the three and nine months ended September 30, 2006 or 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

         Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning on January 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

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

         During the year ended December 31, 2004, the Company paid $1,283,149 towards the exploration and development of the oil and gas prospects in Alberta. During the year ended December 31, 2005, the Company paid $730,822 towards the exploration and development of the oil and gas prospects in Alberta. For the nine months ended September 30, 2006, $285,975 was spent to install the production facilities at the EVI well. All of these costs have been capitalized.

         During 2006, EVI property was determined to have proved oil reserves. Total capitalized costs for the EVI property were removed from the unproved properties and classified as proved properties. For the nine months ended September 30, 2006, the Company has received revenues of $191,491 from the EVI property. As of September 30, 2006, the total capitalized costs related to the EVI property, net of depletion of $48,585 was $237,390.

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

         During the year ended December 31, 2003, the Company incurred a total of $405,000 in acquisition and exploration costs relating to the California prospects. During the year ended December 31, 2004, the Company incurred a total of $898,204 in acquisition, exploration and development costs relating to the California prospects. During the year ended December 31, 2005, the Company incurred a total of $756,675 in acquisition, exploration and development costs relating to the California prospects. As of September 30, 2006, total capitalized costs for the California prospects was $3,141,394.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES (continued)

         During 2005, the North Franklin property was determined to have proved gas reserves. Total capitalized costs for the North Franklin property were removed from the unproved properties and classified as proved properties. For 2005, the Company received revenues of $1,372,675 from the North Franklin property. As of December 31, 2005, the total capitalized costs related to the North Franklin property, net of depletion of $132,121 was $1,345,384. For the nine months ended September 30, 2006, the Company received revenues of $1,550,245 from the North Franklin Property. As of September 30, 2006, the total capitalized costs related to the North Franklin property, net of depletion of $267,691 was $2,291,329.

Kansas Prospects, U.S.A.

         During 2005, the Company acquired an interest in some oil and gas properties in Kansas. As of December 31, 2005, the Company had spent $54,286 on these properties. During the nine months ended September 30, 2006, the Company incurred $20,000 in costs related to this property. These costs have been capitalized as part of unproved properties.

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

NOTE 5 - CONCENTRATIONS

         At September 30, 2006, approximately 85% of the Company's revenues come from three gas wells in California. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

         As of September 30, 2006, the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

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

         At September 30, 2006 and December 31, 2005, the Company was due $0 and $183,900 from 1048136 Alberta Ltd. related to oil and gas development.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

         As of December 31, 2005, the Company has incurred operating losses of approximately $1,134,000 which, if utilized, will expire through 2025. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements, as their realization is determined not likely to occur.

NOTE 9 - LEASE COMMITMENT

         On December 1, 2005, the Company entered into a lease agreement for approximately 129 square feet of office space at 9595 Wilshire Blvd., Suite 900, in Beverly Hills, California. The lease expires November 30, 2006 and continues on a month to month after that date. The lease payments are $1,814 per month.

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

         Beginning on the six (6) month anniversary of the Closing, and on the first business day of each month thereafter until the Notes are no longer outstanding the Company shall pay 1/18th of the original principal amount of the Notes and all accrued and unpaid interest. The Company shall elect to make such payments in shares of the Company's common stock. Each share of the Company's common stock will be valued at 92.5% of the five (5) day VWAP immediately prior to the payment date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 8% per annum. For the nine months ended September 30, 2006, $205,236 has been charged as interest expense related to this debt.

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
                                                  =================

         On October 14, 2005, the Company paid $480,000 in cash for debt issue costs related to the convertible debenture of $3,430,000. These debt issue costs were capitalized in the financial statements and are being amortized over two years using the interest method. At September 30, 2006 and December 31, 2005, net debt issue costs related to these convertible debentures were $258,333 and $432,227, respectively.

         Silver Star Energy is in default of the October 14, 2005 terms of the convertible debenture. This Company has been unable to have the Registration Statement on Form SB2 declared effective within the 90 days after closing as was required. Liquidated damages in the amount of $68,600 or 2% of the offering amount of $3,430,000 have been paid. Further liquidated damages of 1% per month of the offering amount, totaling $325,850 have been accrued. This represents the default period from January 14, 2006 to September 30, 2006. No formal notice of default has been received by the Company from the agent representing the lenders.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

         Amortization payments of 1/18th of the original amount of $3,340,000 is required to be paid on the six month anniversary of the closing and on the first business day of each month thereafter until the notes are no longer outstanding. The company may elect to make these payments in cash or in payments of the company's stock.

         At this time no payments have been made. The company continues in its efforts of clearing the registration statement and attempting to have it declared effective concurrently while evaluating alternatives to repay the convertible debenture. At this time the company does not have sufficient cash flow to repay the original offering amount in cash, based on the 18 month amortization period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

PLAN OF OPERATIONS

NORTH FRANKLIN PROJECT, SACRAMENTO CALIFORNIA:

         We reported on August 7th the July gas production at the North Franklin Project, Sacramento California. Production from the Company's three (3) gas wells; the "Archer-Whitney #1", "Archer- Wildlands #1"and "Archer-F1" totaled
125.713 MMCF. This was an increase over June production of 120.82 MMCF. The three wells combined averaged a production rate of 4.06 MMCF per day. In addition, we reported the commencement of drilling operations at North Franklin with the "Archer- Wurster #1" well. Silver Star and partners have now commenced a 2 well drilling program which will target further production from the Winters formation. The new wells will represent the fourth and fifth of a series of production wells that are planned for the North Franklin gas field.

         We reported on August 16th that the "Archer-Tsakopoulos #1" well was successfully drilled to depth and will now be completed as the fourth gas well at North Franklin, Sacramento California. A suite of electronic logs confirmed 100% gas filled sand in the producing Winters Formation. Casing was set and the well is to be perforated, completed and tied-in to the pipeline from the Winters sands. The new gas well will add to current production from the Company's three
(3) gas wells; the "Archer-Whitney #1", "Archer-Wildlands #1"and "Archer-F1" which totaled 125.713 MMCF in July. The Company anticipates a 25% increase in net monthly gas production from the addition of this well. The Company also reported the next gas well, the "Archer-Wurster #1" is expected to spud August 17th.

         We reported on October 3rd the Q3 gas production at the North Franklin Project, Sacramento California that totaled 368.46 MMCF from combined production at the Company's three gas wells. July production totaled 125.71 MMCF at an average rate of 4.05 MMCF per day; August produced 124.86 MMCF at an average rate of 4.03 MMCF per day for 31 days and September production totaled 117.88 MMCF at an average rate of 3.93 MMCF per day. In total, the average daily rate of gas production from the Company's three (3) gas wells; the "Archer-Whitney #1", "Archer- Wildlands #1"and "Archer-F1" was 4.00 MMCF per day for the quarter.

         The Company also wishes to update the ongoing field operations at North Franklin. Silver Star and partners are still waiting for a completion rig to perforate and tie-in the fourth well, "Archer- Tsakopolous #1". Silver Star is currently in line for a completion rig and one should be available this month. Rig availability is currently very tight in California and the Company and operator are keeping in contact with drilling contractors regarding availability.

         In addition, we reported that the "Archer-Wurster #1" well, drilled on a different southerly sand channel, will not be a commercial producer. This well was a higher risk exploration well and the partners are reviewing the future options in and around the well location. The Company feels that more seismic will be required to fully understand this area. Silver Star has commissioned a new reservoir engineering report that will incorporate all the latest drilling results, production records regarding reservoir parameters and most recent scoping geological study on the Winters Formation. This report will be used as a valuation for the proposed buyout by PrimeGen Energy Corp.

EVI PROJECT, ALBERTA

         The "7-11" oil well produced 1,289 barrels of oil for the quarter. Production was temporarily interrupted due to downhole rod separation for several days but was rectified. Due this situation, the daily production for the quarter averaged 14.01 barrels per day.

CORPORATE RELATED EVENTS

         On August 24, PrimeGen Energy Corp. (OTCBB:PGNE) formerly Maysia Resources Corporation (OTCBB: MYAR) ("Maysia/PrimeGen"), and Silver Star Energy Inc. announced that they had executed a letter of intent for Maysia/PrimeGen to purchase the interests in the "North Franklin Project" held by Silver Star. Silver Star has a 40% working interest.

         The consideration for the purchase will consist of a combination of cash and Maysia/PrimeGen common shares. The cash consideration and number of Maysia/PrimeGen shares to be issued will be determined by a valuation of the interests based upon a geological reserve report being prepared. The cash portion will be to satisfy the outstanding secured debt obligations of Silver Star in order that their interests can be transferred free and clear of all charges and security interests. The balance of the purchase will be paid in Maysia/PrimeGen shares, to be issued pro rata to Silver Star proportionate to its interests. The intention is that the Maysia/PrimeGen shares will then be paid as a dividend to the Silver Star shareholders. The letter of intent and proposed purchase and sale is subject to the completion of due diligence reviews, board approvals, shareholder approval of Silver Star, Maysia/PrimeGen securing financing for the cash portion of the purchase, the satisfaction/release of any security interests held in the North Franklin Project interests to be conveyed, and the execution of a definitive agreement and related formal documentation.

         We announced on August 25 that the Company had received notice of the private purchase of 11,700,000 restricted shares of the Company by Mr. William Marshall from Mr. Sak Narwal. Management was advised that these shares represent Mr. Narwal's entire share position. On September 1, we announced that Mr. Gordon Sampson had resigned from the Board of Company to pursue other interests.

         In August 2005 the Company and partners announced the acquisition of participation rights to a large database encompassing a geophysical survey of approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. On July 5, we announced that after a thorough review of the data purchased, the prospects selected for exploration and discussions with its consultants and operator, the Company has determined that it will no longer participate in the Kansas program. Although the project appears to have considerable merit, the Company has determined that its resources are presently better spent in the additional development of the North Franklin natural gas field.

SUBSEQUENT EVENTS:

         On October 18th, we reported that the "Archer-Tsakopoulos #1" well was successfully completed and will be tied in as the fourth well at North Franklin, Sacramento California. The well was perforated in the Winters sands and, during the completion program, was tested to a stabilized rate of 1.139 MMCF per day. The tie-in to the pipeline will occur after site facilities are installed at the well location. Gas samples confirm similar BTU quality to the other wells in the reservoir. As the pressures are evaluated over the initial weeks following tie-in, the operator and working interest partners will determine the optimal production rate for the well. Currently the reservoir is producing a combined
4.0 MMCF per day from three wells.

         In the month of October, the EVI "7-11" well produced 396 barrels oil.

RESULTS OF OPERATIONS

REVENUE

         Revenue increased to $549,953 for the quarter ended September 30, 2006 up from $539,414 in the same period in 2005. This increase is a result of our properties continuing production at the North Franklin for revenue of $477,852, and the addition of our well at the EVI that produced $72,101 in revenue.

COST OF REVENUE

         The Company recorded cost of revenue and depletion of $82,276 during the quarter ended September 30, 2006 down from $144,760 during the quarter ended September 30, 2005. This decrease is reflective of less depletion due to the sale of the Joarcam property.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of accounting, legal, depreciation and selling and marketing expenses. The general and administrative expenses for the quarter ended

September 30, 2006 are $190,904. This is an increase from 2005 of $82,495 and is reflective of increased travel for the quarter. Professional fees which include legal and accounting were $46,501 for the quarter ended September 30, 2006 compared to $52,220 and this decrease is due to a decrease in legal fees for the quarter.

         Consulting and Management fees were $181,293 for the quarter ended September 30, 2006 and increased over the same period in 2005 by $46,890. This increase was due to an increase in consulting expenses. We expect to continue to incur general and administrative expenses to support the business.

INTEREST EXPENSE

         Interest expense increased for the quarter ended September 30, 2006 with $128,858 compared to $60,140 for the quarter ended September 30, 2005. This is reflective of interest charges that accrued from our financing that closed on October 14, 2005.

LOSS PER SHARE AND NET LOSS

         The Company ended the third quarter of September 30, 2006 with a net loss of ($404,699) compared to ($36,245) for the same period in 2005.

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

         The Company had cash and cash equivalents of $96,179 and working capital of $440,979 at September 30, 2006. This compares to cash and cash equivalents of $1,087,163 and working capital of 1,967,095 at December 31, 2005.

         During the nine months ended September 30, 2006, the Company was provided cash of $956,506 in operating activities compared to using $173,466 in the prior year. At September 30, 2006 the company had an outstanding receivable of $383,896.

         Net cash provided by (used by) financing activities was ($560,000) for the nine months ended September 30, 2006, which compares to $1,060,000 for the same period in 2005.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(b) Reports on Form 8-K filed.

         On August 28, 2006, the Company filed a report on Form 8-K under Item 7.01, Regulation FD Disclosure.

         On September 6, 2006, the Company filed a report on Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Silver Star Energy, Inc.
                                  (Registrant)

DATE:       November 10, 2006


By:  /s/ Robert McIntosh
Robert McIntosh
President, CEO & Director
(Principal Executive Officer)


By:  /s/ David Naylor
David Naylor
Treasurer, Director
(Principal Financial Officer)