Form 10KSB
period 2006-12-31
SILVER STAR ENERGY INC
filed 2007-04-02
CIK 1216964

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2006

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ______________ To ____________


Commission file number         333-102930

                            SILVER STAR ENERGY, INC.
                 (Name of small business issuer in its charter)

            NEVADA                                           90 0220668
            ------                                           ----------
  State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization                          Identification No.)


       9595 WILSHIRE BOULEVARD, SUITE 900, LOS ANGELES, CALIFORNIA 90212
              (Address of principal executive offices) (zip code)


Issuer's telephone number     (310) 477-2211


Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: NONE

                  Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-1 of the Exchange Act). Yes ___ No X

         Total revenues for fiscal year ended December 31, 2006: $2,401,282

         At March 15, 2007, the aggregate market value of all shares of voting stock held by non-affiliates was approximately $3,354,439. In determining this figure Registrant has assumed that all of Registrant's directors and executive officers and all persons known by Registrant to own beneficially more than 5% of Registrant's outstanding shares of common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

         At March 15, 2007 the number of shares of common stock outstanding was 96,221,035.

Transitional Small Business Disclosure Format (check one): Yes ___ ; No X

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                  PAGE

PART I.....................................................................................1

     ITEM 1 DESCRIPTION OF BUSINESS........................................................1
     ITEM 2 DESCRIPTION OF PROPERTY........................................................8
     ITEM 3 LEGAL PROCEEDINGS..............................................................8
     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................8

PART II....................................................................................8

     ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                 ISSUER PURCHASES OF EQUITY SECURITIES.....................................8
     ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................11
     ITEM 7 FINANCIAL STATEMENTS..........................................................33
     ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE...............................................................33
     ITEM 8A  CONTROLS AND PROCEDURES.....................................................33
     ITEM 8B  OTHER INFORMATION...........................................................34

PART III..................................................................................34

     ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                 WITH SECTION 16(a) OF THE EXCHANGE ACT...................................34
     ITEM 10 EXECUTIVE COMPENSATION.......................................................36
     ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                 STOCKHOLDER MATTERS......................................................39
     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................40
     ITEM 13 EXHIBITS.....................................................................41
     ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................................45

PART I

ITEM 1   DESCRIPTION OF BUSINESS

         Silver Star Energy, Inc. is an oil and natural gas exploration and development company. Our primary objective is to identify, acquire and develop significant working interests in underdeveloped oil and gas projects that do not meet the requirements of larger producers and developers.

         We seek opportunities in undervalued oil and gas projects that have the opportunity to provide a high rate of return, are located close to existing commercial distribution systems, and are susceptible to modern oil and gas exploration and extraction technology. In essence, we target projects that we believe are low-risk and offer the potential for substantial growth. As a result, we have focused on two areas with specific development potential: the province of Alberta in Canada and the states of California and Kansas in the United States. Kansas was discontinued on June 16, 2006.

         Our approach to oil and gas exploration involves closely monitoring our cash flow while regularly using a number of qualified third-party engineers, drilling and development specialists, geologists and geophysicists. By using modern development techniques such as horizontal drilling in three-dimensional, or 3-D, seismic imaging, production from underdeveloped and underutilized projects can be greatly increased. We conduct extensive due diligence when acquiring projects in order to evaluate their potential.

PRIOR BUSINESS

         We were incorporated in Nevada as Movito Holdings Ltd. on September 25, 2002. On October 22, 2002, we acquired a 100% interest in four service and management contracts with retail locations' operators and a processing contract with a cash transactions processor for four automated teller machines, or ATMs, as well as the exclusive right to use the trade name "Netcash" in consideration of 2,000,000 pre-forward 24:1 split shares of our common stock. In connection with the acquisition, we incorporated 657333 BC Ltd. in British Columbia, Canada, as a wholly owned subsidiary, to operate all of the assets relating to the ATM business.

         Through 657333 BC Ltd., which had no salaried employees, we were considered a start-up corporation involved in the service and management of ATMs in retail and high traffic areas. We attempted to secure retail location operators who were willing to place an ATM at their premises to add additional purchasing convenience for their clients and to earn additional revenues for themselves either from renting the space to us or from receipt of a portion of fees generated by each ATM cash dispensing transaction.

         Our plan of business, commencing April 2003, was to secure 2 additional ATM service and management contracts per month, with retail location operators in the Vancouver area, during the fiscal year ending December 31, 2003. The funds needed to implement our business plan for the initial fiscal year were expected to be generated from revenues derived from transaction fees or from our cash resources. We were unable to generate sufficient revenues from 657333 BC Ltd.'s cash transaction operations to implement our initial business plan. In view of the losses from operations and our inability to implement our business plan, on October 28, 2003, we sold our interest in 657333 BC Ltd., to a third party for $25,000 in cash.

CHANGE OF BUSINESS

         Following the sale of our ATM business, we changed the focus of our business to the exploration and development of oil and gas properties. On October 29, 2003, we entered into two agreements with 1048136 Alberta Ltd., pursuant to which we acquired the right to participate and earn an interest in two oil and gas exploration and development projects located in Alberta, Canada, known respectively as the Evi prospect and the Verdigris prospect. In February 2004 we entered into two agreements with 1048136 Alberta Ltd. to acquire the right to participate and earn an interest in two additional oil and gas exploration projects located in the province of Alberta known as the Joarcam prospect and the Buffalo Lake prospect. 1048136 Alberta Ltd. is a private Alberta company. Our president, Robert McIntosh, was a director of 1048136 Alberta Ltd., but had resigned from that position prior to his involvement with us. Sak Narwal, one of our significant shareholders, is also a director of 1048136 Alberta Ltd. and William Marshall, the majority shareholder of 1048136 Alberta Ltd. is the spouse of Naomi Patricia Johnston, one of our significant stockholders.

INDUSTRY OVERVIEW

         ALBERTA

         According to the Alberta Energy and Utilities Board Report "ALBERTA'S RESERVES 2004 & SUPPLY/OUTLOOK 2005-2014," the Western Canadian province of Alberta holds tremendous potential for oil and gas production. Alberta's oil sands containing crude bitumen consist of approximately 315 billion barrels of potentially recoverable crude. Alberta's 2004 production from all sources was
1.72 million barrels per day and is forecast to reach 2.8 million barrels per day by 2014. Alberta's remaining established reserves of natural gas at the end of 2004 stood at 40 trillion cubic feet. Much of Alberta's gas development has centered on shallow gas within southeastern Alberta, which contains over half of the province's gas-producing wells but only 18% of its 2004 natural gas production.

         CALIFORNIA

         As the world's sixth-largest economy, California ranks second nationwide in natural gas consumption yet produces a mere 13% of the natural gas it consumes. California government agencies are actively searching for incentives and solutions to increase natural gas production and infrastructure within the state to help increase supply to meet this growing demand and the State will readily buy up any supplies produced. California possesses an extensive infrastructure of natural gas pipelines to transmit production throughout the State. This information was gathered from the Executive Summary of the California Energy Commission's 2003 Integrated Energy Policy report.

         KANSAS

         Kansas oil and gas production was worth $4.7 billion in 2005, according to estimates by the Kansas Geological Survey at the University of Kansas. The total value of oil produced in Kansas in 2005 was estimated at about $1.8 billion, up from about $500 million in 2004. The total value of natural gas production in Kansas was more than $2.8 billion in 2005, up from $2.2 billion the previous year. Natural gas production in 2005 is estimated at 380 billion cubic feet, down about 20 billion cubic feet from the previous year. The statewide peak was 990 billion cubic feet in 1970.

OIL AND NATURAL GAS PROPERTIES

  ALBERTA

         EVI PROSPECT. We have a 66.7% working interest in 960 gross acres in the Evi prospect in Alberta, Canada. The Evi area is located in northern Alberta approximately 200 miles north-northwest of Edmonton. The area is relatively flat and forested with occasional areas of muskeg, making summer access to undeveloped areas difficult.

         The primary exploration targets are the Devonian Slave Point carbonate and Granite Wash sandstone. The Peace River Arch is the principal tectonic element of the district. Block faulting has occurred throughout the Peace River Arch. The dominant orientation of the faults in this area is northwest to southeast with counterparts running orthogonally. This faulting influenced the depositional pattern of both the Slave Point limestone and the Granite Wash sandstone. We believe that the Slave Point limestone in the Evi area has good oil potential. It is feasible that a Granite Wash oil pool covers a portion of the Evi prospect. A number of third-party Granite Wash oil wells are in commercial production to the south of the Evi lands. One third-party producing oil well has encountered the edge of our prospective pool. The Granite Wash sandstone remains a viable exploration target.

         We have one oil well, the 7-11, which is in commercial production at the Evi prospect. The 7-11 well, together with the surrounding land, has been designated held by production to the base of the Slave Point formation by the Alberta provincial government, which means that under the terms of the leases, we many continue to operate the property as long as the property continues to produce a minimum paying quantity of oil. The 7-11 well produces from the Slave Point limestone reservoir. Husky Oil has been engaged to operate the 7-11 well, and oil is currently trucked to Husky Oil's shipping facility about 2 1/2 miles away.

         VERDIGRIS LAKE PROSPECT. The Verdigris Lake prospect is located in southeastern Alberta, 15 miles north of Coutts. This prospect targets two potential zones, the Bow Island formation and the Sunburst sandstone member of the Lower Cretaceous Mannville Group, both of which are potential gas prospects. The Bow Island zone contains relatively well washed and variably shaly, fine to coarse grained sandstone, with interbedded siltstone and mudstone and with generally subordinate conglomerate and pebbly sandstone. Our prospect is for a Sunburst channel sandstone that has been identified on seismic data. Sunburst channel sandstone consists of light grey to light brown, fine to coarse grained, well to poorly sorted sub-litharenites and occasionally quartzarenites. A cross section through the area has wells that appear to be on the edge of the channel.

The main risks for this prospect are the presence of the channel sands, their reservoir quality and gas charge. The estimated cost of drilling a well on our Verdigris Lake prospect areas is $175,000 and an additional $112,500 if the well requires completion. We have not conducted any drilling activities in the Verdigris Lake prospect, and we are continuing to evaluate whether we will.

         CALIFORNIA

         NORTH FRANKLIN PROSPECT. We have a 40% working interest, or 32% net revenue interest after deduction of all burdens, including royalties, in the North Franklin prospect. The North Franklin prospect is located in Sacramento County, California, between the cities of Stockton and Sacramento. The prospect now includes 3,465/3,200 gross acres under lease.

         The North Franklin prospect sits along and is part of the Eastside Winters Stratigraphic Trend, which has produced more than 450 billion cubic feet of natural gas. The geology of the Winters portion of the North Franklin prospect involves stratigraphic gas traps that were formed by the deposit of sand in a submarine canyon which was then filled with thick impermeable shales measuring over 600 feet thick, forming both lateral and overlying seals to trap hydrocarbons. Based on a 450-acre closure, the potential prospect reserves are estimated at 40.5 billion cubic feet of gas.

         The North Franklin prospect also contains the Deep Forbes sandstone zone, which is a prospective structural/stratigraphic gas trap for Upper Cretaceous F-zone sands in the southern Sacramento Valley in California.
Equivalent Forbes sandstones are the primary producing gas reservoirs in the northern Sacramento Valley, having produced in excess of 2 trillion cubic feet of gas. The Deep Forbes sandstone zone lies beneath an Upper Cretaceous Winters sand gas field discovered in May 2004. The deep F-zone has approximately 1,200 acres of structural and stratigraphic closure based on mapping of the seismic anomaly. It is defined by regional well control and two-dimensional, or 2-D, seismic data from three seismic lines. The seismic data indicates that gas may be present. If present, we expect the gas quality at the North Franklin Deep Forbes sandstone zone to be greater than 900 Btu. The quality of the nearest F-zone sands production, which is located at the Clarksburg gas field within five miles of the North Franklin prospect, is 930 Btu.

         We anticipate that a total of 6 Winters wells and 4 Forbes wells may be drilled on the North Franklin prospect.

         There are four producing gas wells on the property, the Archer-Whitney #1 drilled in 2004 and the Archer-Wildlands #1 drilled in 2005 and the Archer F-1 and Archer Tsakopolous were drilled and put into production by the end of 2006. Both wells have been tied in to pipeline. These two wells produced an average of 3.06 million cubic feet per day of gas on a combined basis during February 2006. We have received a reservoir engineering reserve report from Chapman Petroleum Engineering, Ltd. on the North Franklin prospect. Using the Archer-Whitney #1 and Archer-Wildlands #1 wells, Chapman Petroleum Engineering Ltd. assigned the following net reserves to our 40% working interest. The reserves in the category of "Proved Developed Producing" total 3.593 billion cubic feet with a net present value of $12,220,000 as of September 1, 2006, at a 10% discounted cash flow. These reserves reflect the two producing wells only. To further develop the North Franklin gas reservoir, we drilled the Archer F-1 well to test the Forbes F-zone, which lies beneath the younger Winters sand from which the Archer-Whitney #1 and Archer-Wildlands #1 wells are currently producing.

         KANSAS. In August 2005, we acquired a 20% working interest from a private company in a prospective Kansas oil and gas play. We will participate in a joint venture with Fidelis Energy, Inc., which has a 25% working interest, and Cascade Energy, Inc., which also has a 25% working interest to develop the project. The private company from whom we acquired our interest will be carried through the drilling and completion of the first two exploratory wells. The 70% working interest participants will pay 100% of the costs of drilling and completing the initial two wells. After those first two wells, all participants in the play will contribute to the payment of project costs on a straight up working interest basis.

         We and the other working interest participants have also acquired participation rights in a large data base that includes a geophysical survey covering approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. The Central Kansas Platform covered by the survey and interpretation contains some of the most prolific production from shallow depths in that part of the country. There are already many established oil fields within the boundaries of the survey area. Most nearby production within this region of the Central Kansas Platform produces from Mississippian age and older limestone rocks above the Arbuckle dolomite formation. Some of the accumulations of hydrocarbons are stratagraphically trapped and unrelated to structure and therefore not easily identifiable by traditional seismic testing. The geophysical survey used RAM technology, which is a geophysical methodology used to highlight potential oil and gas deposits. Unlike 2-D and 3-D seismic methods, which gather information based upon artificially induced sonic responses recorded at the surface, RAM technology identifies "unique bright spots" using software to process certain aspects of the earth's magnetic field data. The geophysical survey indicated "bright spots" that could be hydrocarbon accumulations not yet discovered by traditional seismic or other older exploration technologies. Additional prospects may be generated after more extensive field tests. We believe the magnetic survey and interpretation of the region to be of excellent quality. Oil wells may be drilled to test the promising prospects to the deepest known petroleum formation, the Arbuckle, generally less than 4000 feet deep in the Central Kansas Platform.

         As of June 16th, 2006 the Data Sharing Agreement was terminated with 1132508 Alberta Ltd. and the Company will no longer participate in the Kansas program. The Company has determined that its resources are presently better spent in the additional development of the North Franklin natural gas field.

CUSTOMERS

The two wholesale customers for Silver Star Energy are contracted sales to:

PG & E City Gate for natural gas comprising 91% of total sales and to Nexen for oil comprising 9% of total sales.

THIRD-PARTY OPERATORS

         We rely on a number of other companies and consultants to evaluate, develop, manage and operate our properties.

         CALIFORNIA

         In California, we use Archer Exploration, Inc., as an operator. Archer Exploration conceived the North Franklin gas project and operates this project for us and the other project participants. Archer Exploration is an oil and gas operations management and geologic consulting company that focuses on identifying production reservoir characteristics and developing comprehensive reservoir modeling.

         Additional expertise is provided by Archer Exploration's operations team at Longbow LLC, which manages daily operational issues such as negotiating drilling rig contracts, completing wells, installing pipelines and selling petroleum. This integrated service approach enables our management to focus on target evaluation, developmental strategies, and overall capital expansion.

         ALBERTA

         In Alberta, we use TransAction Oil & Gas Ventures Inc. as an operator due to its considerable experience and ability to drill and complete target wells and offer production management in an economical manner. The president of TransAction is Mr. Herb Miller, a professional geologist with 45 years of experience, who is responsible for overseeing all of our drilling and production management operations in the Alberta region. TransAction supplies technical expertise and works on behalf of companies and investors who lack a license to operate.

         On lands where we wish to drill, TransAction is responsible for obtaining landowner permissions, as well as formulating and executing the necessary drilling agreements. Following that, it surveys the location, submits the results to the government, obtains a drilling license, and handles compliance with government regulations. Upon receipt of the drilling license, TransAction engages the services of a drilling rig and any other support operations and equipment required to proceed. If the well is successful, TransAction installs production facilities, obtains the services of a field operator, contracts with a buyer and negotiates oil transport to the pipeline.

         In Alberta, we use Chapman Petroleum Engineering as a consultant. Chapman Petroleum works as a third-party evaluation company, offering interpretation and evaluation expertise along with proven systems and procedures for moving projects ahead in accordance with the Alberta Energy and Utilities Board's regulations and reporting procedures. Chapman Petroleum conducts engineering evaluations, log interpretations, reservoir assessments, mapping, and ultimately develops engineering reports for a given prospect. TransAction uses Chapman Petroleum's technical specialists as needed in addition to providing their own services.

COMPETITION

         We operate in the highly competitive areas of oil and gas exploration, development and production. We believe that the level of competition in these areas will continue into the future and may even intensify if oil and gas prices rise. Our competitors include major oil and gas companies, a large number of independent oil and gas companies, and numerous individuals.

         Competition focuses primarily on the acquisition of properties that appear attractive for the exploration for oil and gas. The principal competitive factors in the acquisition of oil and gas properties include having the personnel and data necessary to identify, investigate and purchase these properties and the financial resources necessary to acquire and develop them. In the areas of oil and gas exploration, development and production, competitive advantage is gained through superior capital investment decisions, technological innovation and cost management. We also compete for the equipment and labor required to operate and to develop our properties.

         Most of our competitors have substantially larger operating staffs and greater financial and other resources. In addition, our larger competitors may be able to absorb the burden and expense of any changes in federal, state and local laws and regulations more easily than we can. These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. In addition, most of our competitors have been operating for a much longer time than we have and have demonstrated the ability to operate through a number of industry cycles. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

OIL AND GAS REGULATION

         The sale of oil and natural gas is affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil by pipelines are regulated by the Federal Energy Regulatory Commission, or FERC, under the Interstate Commerce Act. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by the FERC under the Natural Gas Act, as well as under Section 311 of the Natural Gas Policy Act of 1978.

ENVIRONMENTAL REGULATION

         Our activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. We anticipate that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations governing the release of materials into the environment or otherwise relating to the protection  of  the  environment  will  not  have a  material  effect  upon  our operations, capital expenditures, earnings or competitive position. Our activities with respect to exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency. This regulation could increase the cost of our activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

EMPLOYEES

         We do not have any employees other than our two officers, Robert McIntosh, President and CEO and David Naylor, CFO.

SEASONALITY OF BUSINESS

         Silver Star Energy's business is only seasonal to the extent of price variances that are inherent in the oil and gas industry. The production volume remains consistent with in a typical established range throughout the year.

ITEM 2   DESCRIPTION OF PROPERTY

         Our executive offices are located at 9595 Wilshire Boulevard, Suite 900, Beverly Hills, California, 90212. Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

         Our oil and natural gas property  interests are described under "Item 1
- Business" above.

ITEM 3   LEGAL PROCEEDINGS

         There are no legal proceedings pending or, to our knowledge, threatened against us.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         The stock is quoted on the OTC Bulletin Board under the trading symbol SVSE.OB and on the Berlin/Frankfurt exchange as A0BLP5.

         Our shares of common stock have been quoted on the OTC Bulletin Board since June 12, 2003. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning January 1, 2005 to December 31, 2006.

                        2005                        HIGH                 LOW
January 1, 2005 to March 31, 2005                  $1.27               $0.74
April 1, 2005 to June 30, 2005                     $0.83               $0.42
July 1, 2005 to September 30, 2005                 $0.70               $0.45
October 1, 2005 to December 31, 2005               $0.49               $0.21

                              2006                  HIGH                 LOW
January 1, 2006 to March 31, 2006                  $0.46               $0.24
April 1, 2006 to June 30, 2006                     $0.38               $0.16
July 1, 2006 to September 30, 2006                 $0.17               $0.07
October 1, 2006 to December 31, 2006               $0.09               $0.04


         The above quotations are taken from information provided by Yahoo Finance and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The number of shareholders of record of our common stock on March 15, 2007 was approximately 79.

DIVIDENDS

         There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

o we would not be able to pay our debts as they become due in the usual course of business; or

o our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

         Further, in our agreements with the investors who purchased our senior convertible promissory notes, we agreed to covenants which limit our ability to pay dividends on our common stock.

         We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

         We have described below all of our sales of equity securities since January 1, 2005 that were not registered under the Securities Act of 1933 and that we have not previously disclosed in a current or quarterly report filed with the SEC under the Securities Exchange Act of 1934.

         On February 28, 2005, we sold a 5% secured convertible debenture due August 24, 2005, to a private investor for $500,000. The debenture was convertible into shares of our common stock at a conversion price equal to the lesser $1.00 per share or the 5-day average trading price of our common stock on the date of conversion. On February 28, 2005, we sold a 5% secured convertible debenture due February 28, 2006 to a private investor for $500,000. The debenture was convertible into shares of our common stock at a conversion price equal to the lesser of $1.00 per share or the 5-day average trading price of our common stock on the date of conversion. On May 1, 2005, we sold a 5% secured convertible debenture due May 1, 2006 to a private investor for $510,000. The debenture is convertible into shares of our common stock at a conversion price equal to the lesser of $1.00 per share or the 5-day average trading price of our common stock on the date of conversion. At December 31, 2006 these convertible debentures were paid in full with all of the conversion features cancelled.

         On October 14, 2005, we issued senior secured convertible promissory notes in the aggregate principal amount of $3,429,985, convertible into shares of common stock, and warrants to purchase up to an aggregate of 10,888,834 shares of common stock to a group of private investors for an aggregate purchase price of $3,429,985. The senior secured convertible promissory notes accrue interest at a rate of 8% per annum, which is payable semi-annually on December 1 and June 1 of each year commencing December 1, 2005. At our option, we may pay interest in cash or shares of our common stock. The principal amount of the senior secured convertible promissory notes together with any unaccrued but unpaid interest thereon is convertible into shares of our common stock based on a conversion price of $0.315 per share, which is subject to adjustment. On the same date we issued to each of the placement agent and our financial advisor as consideration for services rendered Series A warrants to purchase 1,088,888 shares of common stock, Series B warrants to purchase 1,088,888 shares of common stock, Series C warrants to purchase 1,088,888 shares of common stock, and Series D warrants to purchase 1,088,888 shares of common stock. On November 9, 2005, we amended our agreement with the investors, in exchange for their waiver of their right to purchase additional securities from us, to issue to them Series A warrants to purchase up to an aggregate of 10,888,834 shares of common stock and Series B warrants to purchase up to an aggregate of 10,888,834 shares of common stock.

         On March 1, 2006, we entered into a consulting agreement with a third-party consulting firm pursuant to which we agreed in exchange for investor relations and public relations services, to issue to the consultant 1,200,000 shares of common stock and pay the consultant a monthly fee of $15,000. Under the agreement, 600,000 shares will be released to the consultant upon the listing of our shares of common stock on the American Stock Exchange and, thereafter, 1/6 of the remaining 600,000 shares will be released for each month or part month of the term that the consulting agreement remains in effect.

         None of the above transactions involved a public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D and/or Section 4(2) of the Securities Act or Regulation S with respect to the securities that were issued to non-U.S. persons. The securities granted in these transactions are restricted and may not be resold unless they are subsequently registered under the Securities Act or resold pursuant to an applicable exemption therefrom.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS, INCLUDED IN THIS ANNUAL REPORT. THIS DISCUSSION SHOULD NOT BE CONSTRUED TO IMPLY THAT THE RESULTS DISCUSSED HEREIN WILL NECESSARILY CONTINUE INTO THE FUTURE, OR THAT ANY CONCLUSION REACHED IN THIS ANNUAL REPORT WILL NECESSARILY BE INDICATIVE OF ACTUAL OPERATING RESULTS IN THE FUTURE. OUR PLAN OF OPERATION REPRESENTS ONLY THE BEST PRESENT ASSESSMENT OF OUR MANAGEMENT REGARDING OUR OPERATIONS OVER THE NEXT 12 MONTHS.

         We anticipate that our exploration and drilling activities over the next twelve months should enable us to meet our goal of producing more than 1,000 barrels of oil equivalent per day. We project that over time, our current oil and gas projects will generate sufficient cash flow to finance themselves and our estimated development costs. Our actions regarding the acquisition and operation of our working interests and our plan of operation for the next 12 months is described below.

         During  2006,  we  conducted   exploration,   drilling  and  production
activities at the following three properties:

o        the EVI prospect in Alberta for oil;

o        the Kansas prospect for oil. (agreement terminated in June 2006)

o        the North Franklin prospect in California for gas.

         We continue to evaluate what exploration or drilling activities we will conduct regarding the Verdigris Lake prospect in Alberta.

PLAN OF OPERATION

         Our plan of operation for the next 12 months is as follows:

         ALBERTA, CANADA--EVI PROSPECT.

         WORKING INTEREST. We have a 66.7% working interest in the Evi prospect in Alberta, Canada. We have taken the following actions to earn our working interest:

o In 2004, we advanced $843,951 to the operator of the project, Transaction Oil & Gas Ventures, to drill the 7-11 oil well.

o In 2005, we advanced $207,475 to Transaction Oil & Gas Ventures to commence the final well completion program at the 7-11 oil well.

o In 2006, we advanced $285,975 to Transaction Oil & Gas Ventures to install production facilities at the 7-11 oil well.

         12-MONTH PLAN. We evaluated the economic feasibility of connecting the 7-11 well to the Husky Oil pipeline and have determined it is not cost effective unless a second successful well is drilled. The estimated cost of completing the pipeline tie-in is $675,000 and with the current production rates does not warrant this cost. We have planned to drill one additional test well, at estimated total cost of $800,000, during the next 12 months at a location where testing indicates that the Granite Wash is above the water level. This could require a farm-in partner and we have approached several companies as to the potential of taking on a partner. At this time, the Company is not able to bear the working interest cost of a Granite Wash well thus would require either a partner or additional financing.

         ALBERTA CANADA

         EVI PROJECT: The Evi Project and "7-11" oil well is located in the Province of Alberta, Canada. The site facilities at the "7-11" oil well, managed by Transaction Oil and Gas Ltd. of Calgary, include surface facilities comprised of a pump jack, separator and oil storage tank. The all weather road to the well site, constructed in 2004 ensures year-round access. The well produces 36 degree API oil as announced on January 10, 2006 when we reported that the EVI "7-11" oil has been analyzed by AGAT Laboratories in Calgary and has returned a gravity of 36.5 degrees. The oil is considered Imperial Light Crude and will sell Husky at their 7-1 battery for shipping to a facility that is about 2 1/2 miles away. Husky is now the operator of the facility and sells produced oil to Nexen.

         During 2006, the well produced oil from the Slave Point Formation; a limestone reservoir. Production on a daily rate did not occur at rates tested as the fracture stimulation of the porosity and permeability of the limestone provided early encouraging results but was unsustainable. Subsequently, the well has produced at rates over 2006 at an average of approximately 10 barrels per day. The current land position is 1/4 section of 320 acres of which the Alberta Government granted us a "continue indefinitely" on EVI lands SE 1/4 11-87-11 W5M that surround and include the "7-11" well, pursuant to Section 15 of the P & NG Tenure Regulation. The well and lands are "held by production" to the base of the Slave Point formation on the EVI lease in perpetuity.



         The following is a monthly production summary of barrels produced:

-------------- ------------ ------------ ------------ ------------ ------------ ------------
   JANUARY      FEBRUARY       MARCH        APRIL         MAY         JUNE         JULY
-------------- ------------ ------------ ------------ ------------ ------------ ------------
     291           601          479          225          287          425          308
-------------- ------------ ------------ ------------ ------------ ------------ ------------

-------------- ------------ ------------ ------------ ------------ ------------
   AUGUST       SEPTEMBER     OCTOBER     NOVEMBER     DECEMBER       TOTAL
-------------- ------------ ------------ ------------ ------------ ------------
     248           247          257          232          225         3,824
-------------- ------------ ------------ ------------ ------------ ------------

         During 2006, oil pricing for sales averaged $446.08 CAD per cubic meter sold or $63 USD per barrel. Operating costs incurred totaled $19.40 USD per barrel which included site administration, custom processing, equipment repair and maintenance, hauling of oil and water disposal, and road and lease upkeep.

         No other exploration activities were undertaken during 2006 at the Evi Project however, discussions occurred with potential partners as to the possibility of a farm-in on a Granite Wash well. A suitable location SW of the 7-11 well has been engineered. As the estimate of the well cost is in excess of $1.0 million cased and completed, the Company has been looking for participation partners.

         CALIFORNIA--NORTH FRANKLIN PROSPECT.

         WORKING INTEREST. We farmed out a portion of our original interest in the North Franklin prospect to Fidelis Energy, Inc. for $250,000, giving Fidelis a 35% working interest. We have retained a 40% working interest, or 32% net revenue interest, in the North Franklin prospect. Under the terms of our agreement with Fidelis, Fidelis contributed $500,000 towards the drilling and completion of the Archer-Whitney #1 well and is participating as a full working interest participant in the prospect on all further costs, including drilling of additional wells and pipeline construction. We have taken the following actions to earn our working interest:

o In 2004, we advanced $898,204 to the operator of the North Franklin prospect to pay for our working interest share.

o In 2005, we paid the operator a total of $756,675 representing our working interest share of the North Franklin Prospect.

o In 2006, we paid the operator a total of $1,081,514 representing our working interest share of the North Franklin Prospect.

         12-MONTH PLAN.

         We have production data P/Z and reports that show the 4 gas wells in the North Franklin reservoir, the Archer-Whitney #1 and Archer-Wildlands #1 Archer-F1 and Archer-Tsakopolous #1 wells, indicating the potential for rapid gas production decline over the next 12 months as casing and tubing pressures drop below static reservoir pressure. In order to maintain current production rates and prevent rapid decline, the gas will have to be subjected to compression. This will require full pipeline compression. A line compression study has been commissioned and is underway. The North Franklin partners anticipate the cost of compression to be estimated at $500,000. The Company's share of this cost would be $200,000.

          One additional location for Winters development has been engineered and the location exhibits a strong A.V.O. anomaly similar to the Archer-Whitney #1 location. It has been budgeted at $800,000 drilled and completed, with our working interest share at $350,000 for the well. This Winters test is planned during the next 12-month period, specifically in July or August 2007 during the dry season in the Delta.

         NORTH FRANKLIN PROJECT: The North Franklin Project is in the Sacramento Basin of California. The project is situated along the "Eastside Winters Stratigraphic Trend" which has produced in excess of 450 billion cubic feet gas. The North Franklin is located in Sacramento County, between the cities of Stockton and Sacramento. The gas reservoir target is situated in deep-water basin Winters Formation sands that are permeable, upper Cretaceous sandstones.

         The North Franklin Project and the underlying Winters gas reservoir contain four (4) gas wells. These wells are; "Archer-Whitney #1", "Archer-Wildlands #1", "Archer-F1" and "Archer-Tsakopolus #1". A pipeline ties-in the four wells at the North Franklin Project and we sell to a gas purchaser at bid-week PGE-Citygate pricing.

         From March 2005 to December 2006, the North Franklin has produced in excess 1.9 Bcf gas since the inception of production at "Archer-Whitney #1" in 2005. The total gas produced for the 2006 year at North Franklin was 1,333,853 Mcf, or 1.333 Bcf.

THE FOLLOWING TABLES OUTLINE THE MONTHLY GAS PRODUCTION AT NORTH FRANKLIN WELLS IN 2006:

---------------- ---------------- ------------------- -------------------- ------------------- -------------

NET REVENUE PROD'N                TOTAL PRODUCTION 2006 NORTH FRANKLIN
                                  ------------------------------------
      MCF
                     ARCHER             ARCHER              ARCHER               ARCHER
     2006           WHITNEY #1       WILDLANDS #1      ARCHER WHITNEY F1     TSAKOPOLOUS #1       TOTAL
                 -  ----------       ------------      -----------------   - --------------       -----
JANUARY             54,821.98         40,196.99                                                 95,018.98
FEBRUARY            46,501.00         35,619.29              0.00                 0.00          82,120.29
MARCH               53,307.01         40,215.01              0.00                 0.00          93,522.02
APRIL               51,592.00         38,919.99              0.00                 0.00          90,511.99
MAY                 53,623.01         41,334.00            16,757.01              0.00          111,714.02
JUNE                52,541.00         40,322.00            29,324.99              0.00          122,187.99
JULY                54,568.99         41,878.00            30,456.99              0.00          126,903.98
AUGUST              51,600.00         44,049.01            30,204.99              0.00          125,853.99
SEPTEMBER           49,916.00         40,407.99            28,524.01              0.00          118,848.00
OCTOBER             50,993.99         42,286.98            31,094.01              0.00          124,374.98
NOVEMBER            49,087.99         40,706.99            29,931.00              0.00          119,725.98
DECEMBER            43,073.99         39,383.01            30,768.00            9,846.00        123,071.01
                 ---------------- ------------------- -------------------- ------------------- -------------
    TOTALS         611,626.97         485,319.26          227,061.00            9,846.00       1,333,853.23
---------------- ---------------- ------------------- -------------------- ------------------- -------------


---------------- ---------------- ------------------- -------------------- ------------------- -------------

NET REVENUE PROD'N                SILVER STAR ENERGY PRODUCTION 2006  .321432 NET REVENUE INTEREST
                                  ----------------------------------------------------------------
      MCF            ARCHER             ARCHER              ARCHER               ARCHER
                    WHITNEY #1       WILDLANDS #1     ARCHER WHITNEY F-1     TSAKOPOLOUS #1       TOTAL
     2006
JANUARY             17,621.54         12,920.60                                                 30,542.14
FEBRUARY            14,946.91         11,449.18                                                 26,396.09
MARCH               17,134.58         12,926.39                                                 30,060.97
APRIL               16,583.32         12,510.13                                                 29,093.45
MAY                 17,236.15         13,286.07            5,386.24                             35,908.46
JUNE                16,888.36         12,960.78            9,425.99                             39,275.13
JULY                17,540.22         13,460.93            9,789.85                             40,791.00
AUGUST              16,585.89         14,158.76            9,708.85                             40,453.50
SEPTEMBER           16,044.60         12,988.42            9,168.53                             38,201.55
OCTOBER             16,391.10         13,592.39            9,994.61                             39,978.10
NOVEMBER            15,778.45         13,084.53            9,620.78                             38,483.76
DECEMBER            13,845.36         12,658.96            9,889.82             3,164.82        39,558.96
                 ---------------- ------------------- -------------------- ------------------- -------------
    TOTALS         196,596.48         155,997.14           72,984.67            3,164.82        428,743.11
---------------- ---------------- ------------------- -------------------- ------------------- -------------

         2006 EVENTS

         F-1 DEEP FORBES DRILLING

         In January 2006, we announced the preparation for the drilling of the "Archer-F 1" deep Forbes test (F-zone) as the next gas well to be drilled at our North Franklin gas reservoir, Sacramento Basin California. The deep Forbes F-zone has the potential to contain 60 Bcf gas. The planning for the well has commenced with the operator sourcing a drilling rig so that the partners can drill and complete the well before the wet season begins in the area. Drill depth of the deep F-zone is 11,800 feet. The well would offset the productive upper Winters sand discovered in 2004 and will test both the upper and middle F-zone fans at a structurally favorable position.

         In the event that the F-zone is not productive at this location, the well could be put into production from the Winters as the third producing well in the reservoir. The 11,800-foot well is estimated to cost through completion and tie-in, approximately $2.4 million. The Forbes F-zone lies beneath the younger Winters sand that is currently producing from the "Archer-Whitney #1 and Archer-Wildlands #1 well at the North Franklin gas reservoir that has under lease 3,465 gross acres covering both the Winters and Forbes formations. The deep F-zone has approximately 1,200 acres of structural and stratigraphic closure based on mapping of the seismic anomaly. It is defined by regional well control and 2-D seismic data from three seismic lines. The strong AVO anomaly as seen on the seismic indicates that gas may be present. The prospect potential is based on net pay averaging 50 feet over this closure and recovery factor of 1,000 Mcf per acre-foot. The prospect reserves are estimated at 60 Bcf of gas. Gas quality is anticipated to be greater than 900 Btu. The nearest F-zone production at the Clarksburg gas field, located within five miles of the prospect, is 930 Btu. We have a 40% working interest in the project. On March 7, we announced that the "Archer-F-1" gas well spudded March 5th and was drilling at the North Franklin Project, Sacramento California.

         A preliminary drilling report on the "Archer-F1" was given as drilling past 9,000 feet after drilling through and logging the upper Winters objective. The "Archer-F 1" well, as in the previous two wells, drilled Winters sand pay with excellent gas shows in the mud log. The suite of Resistivity and Sonic electronic logs showed clean sand pay with 100% gas fill-up within the pay zone. The intersected sand pay and gas shows exceeds in pay thickness what is producing at the "Archer-Whitney" and "Archer-Wildlands" wells. The drilling rig continues towards the total depth of 12,000 feet with an anticipated Total Depth (T.D.) for the well in 5 to 7 days. The 12,000 foot "Archer-F-1" well was designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well.

         Following the T.D. a report on the well was given. The "Archer-F-1" well was designed to test both the producing Winters sands as well as the Forbes; the primary objective of this well. The well reached a total depth of 10,567 feet.

         As earlier reported, the well cut Winters sand pay with excellent gas shows and the suite of Resistivity and Sonic electronic logs showed clean sand with 100% gas fill-up within the pay zone. The intersected sand pay and gas shows exceeds in thickness what is producing at the "Archer-Whitney" and "Archer-Wildlands" wells. The Company now reports that this Winters portion of the well is to be completed and put into production immediately. A significant section of Forbes Sand was encountered that contained excellent gas shows. However, the Forbes sands were directly above other sand that contained high pressure gas and salt water.

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

COMMERCIAL PRODUCTION FROM WINTERS IN F-1

         On May 15 we announced that the "Archer-F-1" well has begun commercial gas production at the North Franklin Project, Sacramento California. The well was successfully perforated, completed and tied-in to the pipeline from the Winters sands. During the completion program, the well was flow tested up to a rate of 2MMCF per day. The short tie-in to the pipeline was finished on May 20th, 2006 and the well has begun commercial production at an I.P.R. (initial production rate) of 1.0 MMCF per day.


EXPLORATION POTENTIAL FROM OTHER SANDS UNDER AREA MUTUAL INTEREST (AMI)

         On May 18th we reported on a Winters Formation geological and geophysical study the Company has received at the North Franklin Project, Sacramento California. The comprehensive overview of the Winters Formation underlying the A.M.I. (area of mutual interest) and current lease holdings was commissioned to identify other potential sand channels that may hold exploration and gas potential. The report concluded that there is a strong indication of an additional five (5) Winters sand channels that have geological and geophysical similarities and may be analogs to the current area in production from the Company's three gas wells.

         The five new target areas have been developed and ranked as to potential and risk based on varying levels of data available at the present time. Each of the five targets, if proven, would hold multiple well locations and each could contain similar gas equivalent to the current production area. All of the new targets have been geologically mapped and have received varying degrees of geophysical interpretation towards the goal of creating suitable site locations for exploration wells. Silver Star and its working interest partners are planning to drill a minimum of two more wells in the near future after reviewing this recently completed property-wide, study. The two wells that have been agreed on by the North Franklin partners include one development well in the current producing field and one exploration well in the first of the five newly identified channels. Following the drilling of these two wells this summer, additional geophysics is planned to further define future well site locations. Silver Star and the operator are now undertaking a cost estimate of this geophysical program that will occur in conjunction with the drilling of the wells. Silver Star has executed A.F.E.'s (Authority for Expenditure) for well licensing, permitting and site preparation on the next two wells at North Franklin.

         On August 16 we reported that the "Archer-Tsakopoulos #1" well was successfully drilled to depth and will now be completed as the fourth gas well at North Franklin, Sacramento California. A suite of electronic logs confirmed 100% gas filled sand in the producing Winters Formation. Casing was set and the well is to be perforated, completed and tied-in to the pipeline from the Winters sands. We then updated the ongoing field operations at North Franklin. Silver Star and partners are still waiting for a completion rig to perforate and tie-in the fourth well, "Archer-Tsakopolous #1". Silver Star is currently in line for a completion rig and one should be available this month. Rig availability is currently very tight in California and the Company and operator are keeping in contact with drilling contractors regarding availability.

         In addition, it has been determined that the "Archer-Wurster #1" well, drilled on a different southerly sand channel, will not be a commercial producer. This well was a higher risk exploration well and the partners are reviewing the future options in and around the well location. The Company feels that more seismic will be required to fully understand this area. Silver Star has commissioned a new reservoir engineering report that will incorporate all the latest drilling results, production records regarding reservoir parameters and most recent scoping geological study on the Winters Formation. On October 18 we reported that the "Archer-Tsakopoulos #1" well was successfully completed and will be tied in as the fourth well at North Franklin, Sacramento California.

         The well was perforated in the Winters sands and, during the completion program, was tested to a stabilized rate of 1.139 MMCF per day. The tie-in to the pipeline will occur after site facilities are installed at the well location. Gas samples confirm similar BTU quality to the other wells in the reservoir.

         NORTH FRANKLIN RESERVOIR ENGINEERING

         On September 1, 2006 we received a reservoir engineering reserve report from Chapman Petroleum Engineering, Ltd. on the North Franklin Project. The four producing gas wells, Archer-Whitney #1, Archer-Wildlands #1, Archer-F1 and Archer-Tsakopolus were used to assign the following net reserves to our 40% working interest. The reserves in the category of "Proved Developed Producing" total 1.918 Bcf with a net present value, at a 10% discounted cash flow, of $6,722,446. These reserves reflect the four producing wells only. Additional "Probable" reserves have been estimated for incremental recovery on the four existing wells and for one down dip location. However, under SEC regulations, probable reserves are not recognized and therefore are not reported.

         This report prepared by Chapman Petroleum Engineering, Ltd. has now been superseded by the Evaluation of Oil and Gas Reserves prepared by Cecil Engineering, Inc. that was received on February 14, 2007. (Please refer to the Subsequent Events Section)

         KANSAS PROSPECT:

         In August 2005 the Company and partners announced the acquisition of participation rights to a large database encompassing a geophysical survey of approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. As of June 16th, 2006 the Data Sharing Agreement was terminated with 1132508 Alberta Ltd. and the Company will no longer participate in the Kansas program. The Company has determined that its resources are presently better spent in the additional development of the North Franklin natural gas field.

RESULTS OF OPERATIONS

         REVENUE

         Revenue increased to $2,401,282 in 2006 from $1,677,910 in 2005. This increase is a result of increased gas production at the North Franklin prospect which generated gross revenue of $2,187,884 in 2006 up from $1,372,675 in 2005. The addition of the Archer Whitney F-1 and the Archer Tsakopolous wells in 2006 makes a total of four producing gas wells at the North Franklin for December 31, 2006

         PRODUCTION COSTS

         Production costs consist of production royalties, depletion expenses and costs of producing oil and gas. Production costs increased to $833,262 in 2006 from $495,816 in 2005. This increase reflects the increase to four producing wells in 2006 for gas production at the North Franklin prospect. Production expenses for 2006 included production royalties of $167,376, depletion expenses of $412,512 and production facility costs of $253,374 for a total of $833,262.

         CONSULTING AND MANAGEMENT FEES

         Consulting and management fees consist of Directors, Officers and Consultants fees. Consulting and management fees increased to $3,969,564 in 2006 from $490,972 in 2005. This increase reflects a non cash item for common stock issued for expenses valued at $3,074,000. There was also the addition of three new directors for a portion of the year. Additional fees were paid to consultants to assist the company with securing further financing and strategic planning.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of selling and marketing expenses. General and administrative expenses increased to $818,916 in 2006 from $553,834 in 2005. This increase reflects increased travel expenses in 2006 and the expansion of our production in 2006.

         PROFESSIONAL FEES

         Professional fees consist primarily of legal and accounting expenses. Professional fees increased to $250,460 in 2006 from $157,249 in 2005. This increase reflects additional legal fees incurred to complete our October 2005 financing which totaled over $121,591 and increased audit fees.

         INTEREST EXPENSE

         Interest expense increased to $538,539 in 2006 from $395,479 in 2005. This increase reflects interest that accrued on the senior secured convertible promissory notes issued in our October 2005 financing.

         LOSS PER SHARE AND NET LOSS

         For 2006, we had net income of $1,780,514. The net income for 2006 includes a non-cash derivative valuation gain of $6,178,983 attributed to warrants and a convertible debenture issued in our October 14, 2005 financing. For 2006, we also had a non-cash expense of $2,750,000 that was recorded for the issuance of S8 stock. For 2005, we had a net loss of $5,544,492. The 2005 net loss also includes a non-cash derivative valuation loss $5,622,741 attributed to warrants and a convertible debenture issued in our October 14, 2005 financing.

         We had a net income per share of $0.02 in 2006 compared to a net loss per share of $0.07 in 2005. The net income for 2006 includes a non-cash derivative valuation gain of $6,178,983 attributed to warrants and a convertible debenture issued in our October 14, 2005 financing. The 2005 net loss also includes a non-cash derivative valuation loss $5,622,741 attributed to warrants and a convertible debenture issued in our October 14, 2005 financing.

         LIQUIDITY AND CAPITAL RESOURCES

         Until recently, our operations have not provided the working capital necessary to enable us to operate our business. The initial capital needed to operate our business was provided by our principals and founders in exchange for our issuance of both debt and capital stock as set forth in the financial statements included in this report. Subsequently, we obtained additional financing from third-party investors to provide the working capital needed to operate our business and the acquisition capital needed to acquire interests in oil and gas properties. This additional financing came from the proceeds of our issuance of debt securities and arranging for a credit line as previously disclosed. As a result of these financing arrangements and the sale of gas from the Archer-Whitney #1 and Archer-Wildlands #l gas wells, we believe that we now have sufficient liquidity and capital resources to operate our business. As production increases in the future, we expect to continue to generate sufficient cash flow from operations to operate our business and anticipate improving our financial position. However, we continue to evaluate additional financing sources to expedite the expansion of our oil and gas production.

         We had cash and cash equivalents of $31,533 and working capital deficit of $3,603,925 at December 31, 2006. This compares to cash and cash equivalents of $1,087,163 and a working capital of $1,967,095 at December 31, 2005.

         During 2006, we were provided cash of $639,921 from operating activities compared to using cash of $1,416,830 in 2005. At December 31, 2006, we had an outstanding receivable of $455,168 for November and December Production revenue.

         During 2006, we used cash of $1,319,451 from investing activities compared to being provided cash of $332,406 in 2005. For 2006, the cash was used in the development of our oil and gas properties. For 2005, we used cash of $56,036 for the acquisition of fixed assets and $1,541,783 in the development of our oil and gas properties. We were provided cash of $1,930,225 from the sale of one of our oil properties.

         Net cash used by financing activities was $376,100 in 2006 compared to cash provided of $2,033,582 in 2005. The use of cash was on payment of convertible debentures of $560,000 in 2006 and $1,700,000 in 2005. We were provided cash of $4,009,800 in 2005 from proceeds of convertible debentures.

         The auditors' report on our December 31, 2006 consolidated financial statements contains an explanatory paragraph that states that we have suffered losses and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The estimated total cost of implementing our planned capital expenditures to expand operations for 2007 is $2,175,000, and our estimated share of these costs is $1,350,000. Based on estimated monthly expenditures of $120,000 and scheduled repayments of our October 14, 2005 financing of convertible debentures, together with accrued interest thereon, we believe that our current capital resources will be insufficient to meet our operating and capital requirements through December 31, 2006. Either additional financing or a farm out with a joint venture partner will be required in 2007. Compression equipment will have to be purchased at the North Franklin at a cost of $200,000 to the company. It is possible that the North Franklin asset may have to be sold to repay creditors and provide capital for additional exploration.

         FINANCING  ACTIVITIES.   During  2005,  we  sold  $1,510,000  aggregate
principal amount of 5% secured convertible debentures, of which at December 31, 2006 the entire principal amount has been repaid.

         On May 24, 2005, we canceled our financing arrangements with Cornell Capital Partners, LP under which Cornell had agreed to provide us with a $1.5 million bridge loan and up to $10 million over a 24-month period under a standby equity distribution agreement. As part of the bridge loan, we sold to Cornell on November 23, 2004 for an aggregate purchase price of $750,000 a $750,000 principal amount 5% secured convertible debenture and a warrant to purchase 750,000 shares of our common stock. The warrant expires on November 23, 2009. The exercise price of the warrant is equal to 120% of the closing bid price of our common stock on the exercise date. Principal and interest on the convertible debenture was due on November 23, 2007. Cornell is entitled at any time to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of our common stock. We were entitled, at our option, on November 23, 2007, to either repay the entire principal amount and all accrued interest or convert such amount to shares of our common stock. The convertible debenture had a conversion price per share equal to the lesser of:

o 120% of the closing bid price of our common stock on November 24, 2004 or

o 80% of the lowest closing bid price of our common stock for the 5 trading days immediately preceding the conversion date.

         We repaid the loan in cash with interest and penalty. In addition, we terminated the standby equity distribution agreement and we did not issue any shares of common stock to Cornell under the agreement.

         On September 30, 2005 we entered into a note and warrant purchase agreement with a number of institutional investors pursuant to which we proposed to sell $3,429,985 aggregate principal amount of our senior secured convertible promissory notes and warrants to purchase up to 10,888,834 shares of our common stock at an exercise price of $0.63 per share at anytime prior to October 14, 2010. The notes are convertible into shares of our common stock based on a conversion price of $0.315 per share. We closed the sale of the notes and the warrants on October 14, 2005, and received an aggregate of $3,429,985 before issuance costs. We used the proceeds from the sale of the notes and warrants to repay our outstanding indebtedness to Cornell and the remaining funds was used for drilling costs and for working capital.

         Under the terms of the note and warrant purchase agreement, each investor was granted an option to purchase a note in a principal amount equal to the principal amount of the investor's initial investment. The option was to be exercisable at any time from the effective date of the registration statement covering the resale of the shares of common stock underlying the notes and the warrants until six months after the effective date, or until we provided notice to the investor that certain conditions had been satisfied and the option must be exercised. We were required to issue additional warrants, on the same terms as the warrants issued to the investors as described above, to purchase shares of our common stock to the investors that choose to exercise their option to purchase an additional note.

         On November 9, 2005, we amended and restated the terms of the October 2005 financing to terminate the investors' option to purchase additional notes and warrants. In exchange for the termination of the option, we issued to each of the investors two warrants. The Series A warrants issued to the investors are exercisable for the same number of shares as the investor initially was entitled to receive upon conversion of the notes that it purchased, at an exercise price of $0.315 per share. We have the right to call up to twenty-five percent of the Series A warrants issued to the investors, provided that certain conditions are satisfied. The Series B warrants issued to the investors are exercisable for the same number of shares as the Series A warrant issued to such investors, at an exercise price of $0.63 per share. The Series A and Series B warrants issued to the investors are exercisable for one year following the effective date.

         On December 6, 2005 we received $1,922,730, before applicable Canadian withholding taxes, from the sale of our 70% working interest in the Joarcam, Alberta, prospect to EnerMark Inc.

OFF-BALANCE SHEET ARRANGEMENTS

         As of December 31, 2006, we had no off-balance sheet financing arrangements.

RISK FACTORS

         In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects:

                          RISKS RELATED TO OUR BUSINESS

         WE HAVE REPORTED LOSSES FROM OPERATIONS EVERY YEAR OF OUR OPERATING HISTORY.

         We have never generated profits from operations in any year. At December 31, 2006, we had an accumulated deficit of $12.08 million. We will need to significantly increase our annual revenue to achieve profitability. We may not be able to do so. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

         WE HAVE LIMITED OPERATING HISTORY.

         We have a limited operating history upon which an evaluation of our future prospects can be made. Our business history has been limited to just under a year of production from our oil and gas wells. We will be reviewing additional business acquisition opportunities in this field if and when they become available. We do not have extensive operating history in the oil and gas acquisition, exploration and development industry and may not be successful in securing revenues from results of any future oil and gas exploration and development activities.

         WE WILL NOT BE ABLE TO DEVELOP OUR RESERVES OR MAKE ACQUISITIONS IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW OR RAISE CAPITAL.

         We will be required to make substantial capital expenditures to develop our existing reserves and to discover new oil and natural gas reserves.
Historically, we have financed these expenditures primarily with proceeds from the sale of debt and equity securities. As of December 31, 2006, we had $31,533 in cash. These funds are not sufficient to meet our obligations in connection with the oil and natural gas exploration and development interests that we have purchased. In order to meet these obligations or acquire any additional business interest, we will have to raise additional funds. We also make offers to acquire oil and natural gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially. We may not be able to obtain the additional required financing when needed. If we do not secure sufficient financing on terms satisfactory to us to meet our present obligations in connection with the oil and gas interests that we have acquired or business interests that we may acquire, implementation of our business plan may fail or be delayed.

         OUR 2006 AUDITED FINANCIAL STATEMENTS CONTAIN, AND OUR FUTURE AUDITED FINANCIAL STATEMENTS ARE LIKELY TO CONTAIN], AN EXPLANATORY PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. THE INCLUSION OF THIS PARAGRAPH MAY MAKE IT MORE DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS.

         The report of the independent registered public accounting firm accompanying the audit of our financial statements for the year ended December 31, 2006 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital. Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain.

         WE HAVE ONLY TWO EMPLOYEES, AND THE LOSS OF EITHER WOULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS AND IMPLEMENT OUR BUSINESS PLAN.

         We have only two employees, Robert McIntosh, our president and chief executive officer, and David Naylor, our chief financial officer and treasurer. We primarily rely on Mr. McIntosh to supervise our oil and gas exploration, development and production operations and Mr. Naylor to oversee our financial and accounting matters and records. The loss of the services of either, or both, of these individuals could seriously impair our business operations. We do not have key man life insurance on either Mr. McIntosh or Mr. Naylor.

         WE DO NOT CONTROL ALL OF OUR OPERATIONS.

         We do not operate any of our  properties  and we therefore have limited
influence  over  the  testing,   drilling  and  production   operations  of  our
properties. Our lack of control could result in the following:

o the operator might initiate exploration or development on a faster or slower pace than we prefer;

o the operator might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable to participate in the project or share in the revenues generated by the project even though we paid our share of exploration costs, and we could have our working interest ownership in the related lands and petroleum reserves reduced as a result of our failure to participate in development expenditures; and

o if an operator refuses to initiate a project, we might be unable to pursue the project.

Any of these events could materially reduce the value of, or the revenue we receive from, our oil and gas property interests.

         WE ARE SUBSTANTIALLY DEPENDENT ON THIRD PARTIES TO EVALUATE, DEVELOP, MANAGE AND OPERATE OUR PROPERTIES, AND THE LOSS OF THEIR SERVICES COULD DELAY OR HARM OUR DEVELOPMENT AND PRODUCTION EFFORTS.

         Because of our limited number of employees and lack of control over our operations, we substantially depend on various third-party companies to evaluate, develop, manage and operate the properties in which we have interests. We are highly dependent on Archer Exploration to manage and operate the North Franklin gas project in California, and TransAction Oil & Gas Ventures and Chapman Petroleum Engineering to provide operational and engineering evaluation services, respectively, for our Alberta, Canada prospects. Demand for the services of these third parties is high and they have or may develop significant business relationships with our competitors, which could affect the quality of services provided to us. We rely on third-party pipeline facilities to transport and purchase our natural gas production. The pipelines that we rely on are not required by law to transport any natural gas that we produce. As a result if pipelines in the area reach capacity, any productive natural gas well that we develop could be "shut-in" because of a lack of available natural gas pipeline capacity. Our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of these third parties to maintain the quality of the services that they provide at a satisfactory level, could delay or impair the development of our oil and natural gas projects and reduce or stop production of oil and natural gas at our properties.

         MEMBERS OF OUR MANAGEMENT MAY HAVE POTENTIAL CONFLICTS OF INTEREST BETWEEN US AND THEIR OTHER BUSINESS INTERESTS THAT MAY BE RESOLVED IN A MANNER THAT IS UNFAVORABLE TO US.

         David Naylor, our chief financial officer, treasurer and one of our directors, also serves as the chief financial officer, the treasurer and a director of Caliber Energy, Inc., a public company focused on coal, oil and natural gas development and production. In addition, Robert McIntosh, our other director and president, has significant business expertise and knowledge and may become involved in other business ventures. If a specific business opportunity related to the oil and gas industry becomes available, Messrs. Naylor and McIntosh may face a conflict in selecting between our business and their other business interests. These conflicts of interest may be resolved in a manner that is unfavorable to us.

         A SUBSTANTIAL AMOUNT OF OUR OUTSTANDING INDEBTEDNESS WILL COME DUE WITHIN THE NEXT 12 MONTHS, AND IF WE ARE UNABLE TO REPAY OR REFINANCE THIS DEBT OR COMPLY WITH THE OTHER TERMS OF OUR DEBT INSTRUMENTS, A DEFAULT MAY OCCUR UNDER THESE INSTRUMENTS.

         Since November 2004, we have sold $1,510,000 aggregate principal amount of 5% secured convertible debentures, all of which is outstanding. An aggregate $1,010,000 principal amount of 5% secured convertible debentures, together with accrued interest thereon, will become due on February 28, 2006. Payment of the remaining $500,000 principal amount of the 5% secured convertible debentures, together with accrued interest thereon, will become due on August 24, 2006. The balance of the $1,510,000 was repaid at December 31, 2006.

         In addition, in September 2005, we sold $3,429,985 aggregate principal amount of senior secured convertible promissory notes. We are required to repay the principal amount of the senior secured convertible promissory notes in 18 equal monthly installments beginning April 2006, with the last installment due on October 1, 2007.

         Our failure to make any payments due under one of these debt instruments will result in an event of default under the instrument. If we are unable to generate sufficient cash flow and are unable to refinance or extend outstanding borrowings on commercially reasonable terms or at all, we may have to:

o reduce or delay capital expenditures or acquisitions of new oil and gas prospects;

o        sell assets;

o        restructure debt; and

o        obtain additional debt or equity financing.

         Further, our failure to pay principal, interest or indebtedness on an aggregate principal amount in excess of $100,000 on any other indebtedness owed by us, or otherwise default in the performance of any agreement related to our other outstanding indebtedness will result in an event of default under the senior secured promissory notes.

         WE MAY NOT BE ABLE TO FINANCE FUTURE NEEDS OR ADAPT OUR BUSINESS PLAN TO CHANGES BECAUSE OF RESTRICTIONS PLACED ON US BY THE INSTRUMENTS GOVERNING OUR DEBT.

         Our agreements with the investors who purchased our senior secured convertible promissory notes in September 2005 contain various covenants that limit our ability to, among other things:

o pay dividends on our common stock, redeem or repurchase our common stock or other equity securities;

o        sell assets; and

o issue any securities that rank pari passu or senior to the senior secured convertible promissory notes.

         Pursuant to our agreement with the holders of our senior secured convertible promissory notes, we must notify these holders stockholders in advance if, at any time before October 14, 2006, we propose to enter into a financing arrangement involving the sale or exchange of our common stock or any securities convertible into, or exercisable or exchangeable for, our common stock, and offer each of the holders the opportunity to purchase the holder's pro rata share of the offered securities on the same terms, subject to a number of limited exceptions. If we enter into a financing arrangement involving the sale or exchange of our common stock or any securities convertible into, or exercisable or exchangeable for, our common stock before October 14, 2007, on terms more favorable than those governing the senior secured convertible promissory notes, the holders of the senior secured convertible promissory notes are permitted to exchange their notes for the securities issued or to be issued in the new financing plus accrued and unpaid interest.

         Additionally, our agreements with the holders of the senior secured convertible promissory notes contain numerous affirmative covenants, including covenants regarding reporting requirements and compliance with applicable laws and regulations. Additional debt we incur in the future may subject us to future covenants. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

         IF WE ARE UNABLE TO ACCESS OUR PROPERTIES OR CONDUCT OUR OPERATIONS DUE TO SURFACE CONDITIONS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         Our exploitation and development of oil and natural gas reserves depends upon access to the areas where our operations are to be conducted. We conduct a significant portion of our operations in Alberta, Canada where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our Canadian properties and drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to snow, mud and rock slides and periods of high water, which can restrict access to our well sites and production facility sites. In recent years, winters in our northern operating areas have been warmer than normally experienced and, as a result, our operating seasons have been shorter than in the past. Our inability to access our properties or to conduct our operations as planned will result in a shutdown or slow down of our operations, which will adversely affect our business.

         IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR ANTICIPATED EXPANSION AND GROWTH, OUR BUSINESS AND FINANCIAL CONDITION WILL BE NEGATIVELY AFFECTED.

         We have recently expanded our business operations by beginning production of oil and natural gas and acquiring a working interest in an oil and gas project in Kansas. Any future growth in our business may place significant strain on our limited managerial and operational resources. If we are unable to effectively manage our expanded operations, our revenues may not increase concurrently with the rising costs of our operations and our business will be negatively affected.

         OUR COMPLIANCE WITH THE SARBANES-OXLEY ACT AND SEC RULES CONCERNING INTERNAL CONTROLS MAY BE TIME CONSUMING, DIFFICULT AND COSTLY FOR US.

         It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act given our number of employees and limited resources. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

                          RISKS RELATED TO OUR INDUSTRY

         OIL AND NATURAL GAS PRICES ARE VOLATILE AND LOW PRICES WILL ADVERSELY AFFECT OUR BUSINESS.

         Fluctuations in the prices of oil and natural gas will affect many aspects of our business, including:

o        revenues, cash flow and earnings;

o        ability to attract capital to finance our operations;

o        cost of capital; and

o        the value of our oil and natural gas property interests.

         Both oil and natural gas prices are extremely volatile. Oil prices are determined by international supply and demand. Political developments, compliance or non-compliance with self-imposed quotas, or agreements between members of the Organization of Petroleum Exporting Countries can affect world oil supply and prices. Prices obtained for our natural gas production are determined by supply and demand factors within North America.

         Any material decline in prices could result in a reduction of our potential revenue and our overall value. The economic feasibility of producing from some wells could change as a result of lower prices. As a result, we could elect not to produce from certain wells.

         EXPLORATORY DRILLING IS A SPECULATIVE ACTIVITY THAT MAY NOT RESULT IN COMMERCIALLY PRODUCTIVE RESERVES AND MAY REQUIRE EXPENDITURES IN EXCESS OF BUDGETED AMOUNTS.

         Drilling for oil and natural gas could involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce enough net revenue to return a profit after drilling, operating and other costs. The geologic and engineering data that we use to determine the probability that a reservoir of oil or natural gas exists at a particular location and may be recoverable, as well as the amount of oil or gas contained in the reservoir, may be unreliable or misinterpreted, which could cause us to drill an unproductive or uneconomical well. The cost of drilling, completing and operating wells is often uncertain.

         OUR OPERATIONS ARE AFFECTED BY OPERATING HAZARDS AND UNINSURED RISKS AND A SHUTDOWN OR SLOWDOWN OF OUR OPERATIONS WILL ADVERSELY AFFECT OUR BUSINESS.

         There are many operating hazards in drilling for and producing oil and natural gas, including:

o encountering unexpected formations or pressures that could cause damage to equipment or personal injury;

o blowouts, accidents, oil spills, fires or other damage to a well that could require us to redrill it or take other corrective action;

o        equipment failures that curtail or stop production; and

o        bad weather that interrupts drilling operations.

         Any of these events could damage or destroy our oil and natural gas wells, production facilities or other property, or result in environmental damage or personal injury for which we will be liable. The occurrence of a significant event not fully insured or indemnified against could seriously harm our financial condition and operating results.

         ABORIGINAL PEOPLES MAY MAKE CLAIMS REGARDING THE LANDS ON WHICH OUR OPERATIONS ARE CONDUCTED.

         Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada. If any aboriginal peoples file a claim asserting aboriginal title or rights to the lands on which any of our properties are located, and if any such claim is successful, it could make our interests in those properties worthless.

         OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL AND OTHER GOVERNMENT LAWS AND REGULATIONS IN ALL JURISDICTIONS IN WHICH WE OPERATE AND OUR COMPLIANCE WITH SUCH REGULATIONS COULD BE COSTLY AND COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND PRODUCTION.

         Our operations are governed by numerous U.S. and Canadian laws and regulations at the state, provincial and federal levels. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences:

o        require that we acquire permits before commencing drilling;

o restrict the substances that can be released into the environment in connection with drilling and production activities;

o limit or prohibit drilling activities on protected areas, such as wetlands or wilderness areas;

o require that reclamation measures be taken to prevent pollution from former operations;

o require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater; and

o require remedial measures be taken with respect to property designated as a contaminated site, for which we are a responsible person.

         Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage exists or occurs. Furthermore, changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

         ESSENTIAL EQUIPMENT MIGHT NOT BE AVAILABLE.

         Oil and natural gas exploitation and development activities depend upon the availability of drilling and related equipment in the particular areas where those activities will be conducted. Demand for that equipment is high in the geographic areas in which we operate, and that demand, as well as access restrictions, may affect the availability of that equipment to us and delay our exploitation and development activities.

         WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

         The oil and natural gas industry is highly competitive. Our competitors include companies and other entities that have greater financial and personnel resources than we do. Our ability to acquire additional properties and to discover reserves in the future depends upon our ability to evaluate and select suitable properties and to complete transactions in a highly competitive environment.

                     RISKS RELATED TO OUR CAPITAL STRUCTURE

         INSIDERS HAVE SUBSTANTIAL CONTROL OVER US, AND THEY COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL EVEN IF OUR OTHER STOCKHOLDERS WANTED IT TO OCCUR.

         Our executive officers, directors, and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially owned as of January 27, 2006, in the aggregate, approximately 30% of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

         THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the oil and gas industries, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

         In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

         OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

         The Securities and Exchange Commission, or SEC, has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, is a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

         FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. At December 31, 2006, we had 96,221,035 shares of common stock outstanding. Substantially all of our outstanding shares either are eligible for resale to the public without restriction pursuant to Rule 144(k) or are eligible for resale to the public pursuant to Rule 144. Warrants or other rights to purchase 43,869,801 shares of our common stock were outstanding and senior secured convertible promissory notes to purchase 10,888,834 shares of our common stock were outstanding.

FORWARD-LOOKING STATEMENTS

         This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. These forward-looking statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section and elsewhere in this annual report.

         CORPORATE RELATED EVENTS:

DIRECTORS

         On January 17, 2006, we announced the appointment of three new directors to its board. At the time we wished to reflect of the growth of Silver Star, our increasingly complex operations and growing revenue potential. We decided to appoint additional independent directors in order to broaden the breadth of experience and expertise presently possessed by the Board. We believed and are committed to a progressive transition to a management structure that is more suited to a maturing oil and gas exploration and development company. Accordingly, we welcomed the appointments of Mr. Gordon Samson, Mr. Glen Harder and Mr. William Marshall to our board. Mr. William Marshall and Glen Harder resigned on May 3, 2006 and Mr. Gordon Samson resigned on August 30, 2006.

PRIMEGEN ACQUISITION

         On August 24 we announced that we had executed a letter of intent with PrimeGen Energy, Inc. to purchase the Company's interest in the North Franklin Projects.

         The consideration for the purchase will consist of a combination of cash and PrimeGen common shares. The cash consideration and number of PrimeGen shares to be issued will be determined by a valuation of the interests based upon a geological reserve report being prepared. The cash portion will be to satisfy the outstanding secured debt obligations of Silver Star., in order that their interests can be transferred free and clear of all charges and security interests.


     The balance of the purchase will be paid in PrimeGen shares, to be issued pro rata to Silver Star. The intention is that the PrimeGen shares will then be paid as a dividend to the Silver Star shareholders. Before this transaction can happen the following must take place:

>> The letter of intent and proposed purchase and sale is subject to the completion of due diligence reviews, board approvals, shareholder approval of Silver Star

>>       PrimeGen securing financing for the cash portion of the purchase
>> The satisfaction/release of any security interests held in the North Franklin Project interests to be conveyed
>>       The   execution  of  a   definitive   agreement   and  related   formal
         documentation.

     This transaction has yet to take place and is currently being only contemplated pending the aforementioned outstanding items, notwithstanding PrimeGen securing financing, Silver Star arranging the rectifying of the debt in default with secured lenders and shareholder approval.

TELPERION

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

FINANCING DEFAULT

         On October 14, 2005, we closed a note and warrant purchase agreement with certain investors pursuant to which we raised an aggregate of $3,430,000 before issuance costs, and issued senior secured convertible promissory notes in the aggregate principal amount of $3,430,000 and warrants to purchase up to 10,888,834 shares of our common stock at an exercise price of $0.63 per share at anytime prior to October 14, 2010. The sale of the notes and the warrants closed on October 14, 2005. The convertible notes can be converted to common shares on the basis of $ 0.315 per share. The funds have been used to repay our outstanding indebtedness to Cornell Capital LLP and finder's fees. The net amount received by the company of $1,912,610 was used for drilling costs at the North Franklin and EVI prospects.

         Six months after the closing date of October 14, 2005 or on April 14, 2005 and on the first day of each month thereafter the Company is required to pay 1/18th of the original principal amount of the notes and all accrued and unpaid interest accruing at 8% per annum. The Company can elect to make payments in shares of the Company's stock or in cash.

         There are liquidated damages in the event the Registration Statement has not been declared effective within one hundred twenty days of closing are payable. These damages are 2% of the amount invested and 1% of the amount invested for each subsequent 30 day period. To date the Company has only paid the one payment of 2% totaling $68,600.

         At the end of 2006 the company had not made all of these payments due to the Registration Statement or SB2 not yet being cleared by the SEC. Payments had not been made in cash due to insufficient cash flow from operations.

ANALYSIS:

         After the October 14th, 2005 financing when the Company raised $3,430,000 and paid off the previous indebtedness to Cornell Capital LLP, the net amount of $1.913 million was used for exploration. The remaining proceeds of the note and warrant purchase agreement were used to drill the "Archer-F1" deep Forbes (F Zone) test and to Fracture Stimulate the EVI 7-11 Well so it could be put into production.

         With inconclusive results from the discovered deep gas, we were unable, due to down-hole, high pressure gas conditions to evaluate successfully if the Forbes would be commercially viable. Management is fully aware that this was a setback for the development of the North Franklin project and the Company as a whole. Thus, the Company has been unable to obtain the required rate of return on this investment and consequently was unable to repay the structured financing schedule without this additional anticipated cash flow. The inconclusive results of the F1 well negated any potential benefit from the financing and funds raised, thus putting the Company in a deficit situation.

         Although we were able to produce gas from the upper Winters fallback objective, we still do not know the Forbes gas potential. As the current four wells (4) at North Franklin continue to decline, these reserves must be replaced. There are several analogous sand channels that may hold potential for gas and these will need evaluation. The capital requirements of drilling another deep test to the Forbes and drilling Winters tests in other sand channels are currently being reviewed under the 2007 development plan. The Company at this time does not have sufficient capital to pay its working interest portion for the drilling, completing and tie-in costs of any future wells. In addition, with the decrease of static reservoir pressure, pipeline compression expecting to cost $350,000 in total to the working interest partners will ultimately be required. A study has been commissioned by the operator to address this and to scope cost.

         During the 2006 year, we were unable to receive approval for the SB2 filing and as a result, are currently in default with the lenders and financiers of the convertible note and warrant purchase agreement. With insufficient capital to develop our assets, financing will be required. Under the current default situation, we are unable to secure any additional financing thus we have considered an offer by PrimeGen Energy, Inc. to acquire the North Franklin interest, pay off the current liabilities of the Company with the lenders thus curing the default and to issue PrimeGen shares to Company shareholders. This transaction at this time is being contemplated. It will require PrimeGen to secure appropriate financing and shareholder approval from Silver Star shareholders.

SUBSEQUENT EVENTS:

         On February 14th, 2007 we received an "Evaluation of Oil and Gas Reserves" by Cecil Engineering, Inc., Petroleum Reservoir Engineer which valued remaining Proved Developed Producing Reserves (PDP) in the "Whitney-Winters" channel from the four (4) gas wells aforementioned. Having cumulatively to date produced a total of 1,944,328 Mcf gas (1.94 Bcf), the remaining reserves to the 100% Working Interest were quoted at 2,694,781 Mcf or 2.69 Bcf gas. Net Gas Reserves were stated at 2,327,139 Mcf or 2.37 Bcf. The four producing wells in the reservoir are declining in pressure both measured at the casing and tubing of the wells. Engineering now anticipates a predictable gas production decline through the year 2014.

         A Present Value Profile Discount Rate of 10% or PV 10 was valued at $11,962,468 to the 100% interest. Silver Star's 40% Working Interest is thus currently valued at $4,784,987 on a PV 10 for the Proved Developed Producing Reserves.

         On March 15th, 2007 we received an updated version of the aforementioned reservoir engineering by Cecil Engineering, Inc. with additional costs applied for the required pipeline compression, additional costs of well operations and maintenance as well as a reduced gas pricing model of $6.00 per Mcf. This newly rerun economics gave a value to the 100% interest of $9,226,619 and therefore $3,706,647 to Silver Star's 40% working interest on a PV 10 for the Proved Developed Producing Reserves.

         This evaluation by Cecil Engineering, Inc. supersedes the September 1, 2006 reserve report by Chapman Petroleum Engineering, Ltd.

         On March 8, 2007 three of our creditors from our October 14, 2005 financing filed a claim for monies owed under the Note and Warrant Purchase Agreement in the United States Bankruptcy Court Central District of California. These three creditors represent $950,000 of the $3,430,000 that was raised. The company has consulted with legal counsel in order to negotiate a settlement. We are currently exploring alternative financing options to repay the October 14, 2005 creditors. One of these options may be the forced sale of the North Franklin asset.
ITEM 7   FINANCIAL STATEMENTS

         Our financial statements and supplementary data are included beginning immediately preceding the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

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

         (b) Changes in Internal Controls

Based on his evaluation as of December 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures. Management expects to be in compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act prior to the required compliance date in 2007.

         ITEM 8B  OTHER INFORMATION

         None.

PART III

ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each of our executive officers and directors, as of March 15, 2007:

NAME                                AGE              POSITION WITH COMPANY
Robert McIntosh                     46               President, Chief Executive Officer, Director
David Naylor                        43               Treasurer, Chief Financial Officer, Director
Glen Harder                         47               Director    (resigned May 3, 2006)
William Marshall                    47               Director    (resigned May 3, 2006)
Gordon Samson                       48               Director    (resigned August 30, 2006)

         Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

         MR. ROBERT MCINTOSH is a consulting geologist with over 20 years of proven experience in resource exploration and corporate development. He has designed, implemented, executed and managed programs in oil and gas, precious and base metals, and diamonds in the United States, Canada and abroad for both public and private companies. Mr. McIntosh is the former president of Mesa Resources Inc., a publicly listed exploration company, from 1998 to 2003, and the former president of Tyrrell Geological Services Ltd., a private geological consulting firm, from 1997 to 2003. Mr. McIntosh has been our chief executive officer since November 2003. He has been involved in the evaluation, exploration and development of various oil and gas plays in Canada and the U.S. since 1997.

         MR. DAVID NAYLOR is a certified management accountant, or CMA, with over fifteen years of experience. From 1989 to 2000, he assisted and led a large media publishing company through a period of change. From January 2000 to December 2000, he held the position of chief financial officer and secretary treasurer for Emotive Solutions Inc., an enterprise technology sector company. From January 2001 to November 2003, he was the business manager for a non-profit society and a commodity tax auditor for the British Columbia government. Mr. Naylor has been our treasurer and chief financial officer since November 2003. Mr. Naylor has been the chief financial officer, treasurer and a director of Caliber Energy since March 2005.

         GLEN HARDER is a senior securities and corporate finance lawyer with nearly 20 years experience. Mr. Harder's law practice focuses on representing U.S. and Canadian companies in the natural resource sector and specializes in venture capital, junior resource company development and related transactions.

Mr. Harder has been one of our directors since January 2006 and a director of Fidelis Energy since February 2006. (resigned May 3, 2006)

         WILLIAM MARSHALL is a financial consultant with over 15 years of venture capital experience in private and public companies. Mr. Marshall has been the president, chief executive officer and chairman of the board of Fidelis Energy since May 2005, and the president and a director of Cascade Energy, Inc., an oil and gas developer and producer, since September 2005. Mr. Marshall is also the president and a director of Blue Scorpion Energy, a privately-held oil and gas developer and producer, and the president of Stormlight Consulting, a private venture capital consulting service, since December 2003. Mr. Marshall previously served as the president and director of Fidelis Energy from June 2003 to February 2004. From 2000 to 2003, Mr. Marshall was a self-employed venture capital consultant providing management and financial consulting services primarily to small and medium-sized natural resource exploration and development companies. Mr. Marshall has been one of our directors since January 2006. (resigned May 3, 2006)

         GORDON SAMSON is an accredited accountant with approximately 20 years of experience in the financial industry. Mr. Samson was the chief financial officer and a director at CYOP Systems International Incorporated, a software development company, from October 2002 to December 2005. From July 2003 to May 2005, Mr. Samson was the president, chief financial officer and a director of UpSnap, Inc., a media service corporation. Mr. Samson served as a director of Data Fortress Systems Group Ltd., a service and network application provider, from July 2001 to May 2003. From May 2001 to August 2001, Mr. Samson was the chief financial officer and a consultant of Golden Fortune Systems, Ltd., a company engaged in technology start-ups. From December 2000 to April 2001, Mr. Samson was a corporate finance associate with Moore Consulting Services, Inc. and provided operational, due diligence, and business plan services for corporate and business sponsor use. Mr. Samson was the controller and a consultant of American Resource Management Consultants, Ltd., a Vancouver B.C. management company, from March 2000 to November 2000. Prior to March 2000, Mr. Samson was a licensed representative and an accounting manager for Global Securities Corp., a regional full brokerage house in British Columbia, Canada. Mr. Samson has been one of our directors since January 2006. (resigned August 30, 2006)

TERM OF OFFICE

         Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board or they resign.

SIGNIFICANT EMPLOYEES

         We have no employees other than the officers and directors described above.

AUDIT COMMITTEE FINANCIAL EXPERT

         The entire Board of Directors of Silver Star Energy, Inc. serves as its audit committee. Our board had determined that Gordon Samson was an "audit committee financial expert," as defined by the Securities and Exchange Commission. Gordon Samson resigned from the board on August 30, 2006 and a new Audit Committee Financial Expert has not yet been found.

 CODE OF ETHICS

         We have not adopted a code of ethics that applies to our chief executive officer and chief financial officer. We have not yet adopted a code of ethics given that we only have two employees. We expect to adopt a code of ethics in the future.

ITEM 10           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by us for all services rendered in all capacities to us for the years ended December 31,2006, 2005, 2004 and 2003.

----------------- ------- ---------- -------- --------- --------- ---------- ------------- --------- ---------
      Name         Year    Salary     Bonus    Stock     Option     Non-      Change in      All      Total
      and                    ($)       ($)     Awards    Awards    Equity      Pension      Other      ($)
   Principal                                    ($)       ($)     Incentive   Value and    Compen-
    Position                                                        Plan      Nonquali-     sation
                                              (S8
                                               stock)              Compen-       fied        ($)
                                                                   sation      Deferred
                                                                     ($)      Compensa-
                                                                                 tion
                                                                               Earnings
                                                                                 ($)
      (a)          (b)       (c)       (d)      (e)       (f)        (g)         (h)         (i)       (j)
----------------- ------- ---------- -------- --------- --------- ---------- ------------- --------- ---------
Robert McIntosh     2006    240,000        0   550,000         0          0             0         0   790,000
President, CEO      2005  212,000                                                                     212,000
& Director          2004  91,000                                                                       91,000

----------------- ------- ---------- -------- --------- --------- ---------- ------------- --------- ---------
David Naylor        2006    180,000        0   550,000         0          0             0         0   730,000
Chief Financial     2005  164,000                                                                     164,000
Officer &
Director            2004  71,500                                                                       71,500
----------------- ------- ---------- -------- --------- --------- ---------- ------------- --------- ---------

         The table below summarizes all compensation awarded to, earned by, or paid to our Directors not holding positions as officers by us for all services rendered in all capacities to us for the year ended December 31, 2006.

----------------- ---------- --------- --------- -------------- --------------- -------------- ---------
      Name          Fees      Stock     Option    Non-Equity      Change in       All other     Total
                                    Incentive
                   Earned     Awards    Awards       Plan          Pension      Compensation     ($)
                     or        ($)       ($)     Compensation     Value and          ($)
                   Paid in                            ($)        Nonqualified
                             (S8
                    Cash      Stock)                               Deferred
                     ($)                                         Compensation
                                                                   Earnings
      (a)            (b)       (c)       (d)          (e)            (f)             (g)         (h)
----------------- ---------- --------- --------- -------------- --------------- -------------- ---------
William Marshall          0   825,000                                                           825,000
Glen Harder          12,000   550,000                                                           562,000
Gordon Samson        40,000   275,000                                                           315,000
----------------- ---------- --------- --------- -------------- --------------- -------------- ---------


         On July 1, 2005, we entered into a consulting agreement with Robert McIntosh to provide services as our president on a month-to-month basis. Under the agreement which was revised in May 2006, Mr. McIntosh receives a monthly payment of $20,000, subject to quarterly review by the board of directors, plus reimbursement for expenses incurred in connection with his services. The agreement may be terminated upon 30 days' written notice to the other party or if Mr. McIntosh causes any of the following to occur:

o a breach of any provision of the agreement or negligence in performing his duties;

o being found guilty of any misconduct or neglect in the performance of his duties;

o        a personal bankruptcy declaration;

o        a declaration that he has become mentally unfit or incompetent; or

o Conviction of any criminal offense other than one which the board determines does not affect his position as a director.

         Any additional services to be provided by Mr. McIntosh as an officer or director of Silver Star are to be determined by the board of directors in its discretion and do not entitle Mr. McIntosh to any additional consideration. Our prior agreement with Mr. McIntosh, which we entered into on November 15, 2003, had provided for a monthly salary of $7,000.

         We also entered into a consulting agreement with David Naylor on July 1, 2005, to provide services as our chief financial officer on a month-to-month basis. Under the agreement which was revised in May 2006, Mr. Naylor receives a monthly payment of $15,000, subject to quarterly review by the board of directors plus reimbursement for expenses incurred in connection with services. The agreement may be terminated upon 30 days' written notice to the other party or if Mr. Naylor causes any of the following:

o a breach of any provision of the agreement or negligence in performing his duties;

o being found guilty of any misconduct or neglect in the performance of his duties;

o        a declaration of personal bankruptcy;

o        a declaration that he has become mentally unfit or incompetent; or

o Conviction of any criminal offense other than one which the board determines does not affect his position as a director.

         Any additional services to be provided by Mr. Naylor as an officer or director of Silver Star are to be determined by the board of directors in its discretion and do not entitle Mr. Naylor to any additional consideration. Our prior agreement with Mr. Naylor, which we entered into on November 15, 2003, had provided for a monthly salary of $5,500.

DIRECTOR COMPENSATION

         Directors who are also our officers do not receive cash compensation from us for the services they provide as directors, although all of our directors are reimbursed for out-of-pocket expenses relating to attendance at board and committee meetings. We have entered into consulting agreements with two of our directors, Glen Harder and Gordon Samson.

         We entered into a consulting agreement with Glen Harder effective as of January 1, 2006, to provide services to us for a term of one year, subject to automatic renewal for successive one-year terms unless we provide Mr. Harder with notice of non-renewal at least 30 days prior to the end of the term. Under the agreement, Mr. Harder receives a monthly payment of $2,000, plus reimbursement for reasonable out-of-pocket expenses incurred in connection with his services. The agreement may be terminated without penalty by either party, with or without cause, upon 90 days' written notice. In addition, either party may terminate the agreement immediately upon written notice at any time if the other party:

o is in material breach of any warranty, term, condition or covenant of this Agreement and fails to cure that breach within 30 days after written notice;

o        becomes insolvent;

o fails to pay its debts or perform its obligations in the ordinary course of business as they mature;

o admits in writing its insolvency or inability to pay its debts or perform its obligations as they mature; or

o        becomes the  subject of any  voluntary  or  involuntary  proceeding  in bankruptcy, liquidation, dissolution, receivership, attachment or composition or general assignment for the benefit of creditors that is not dismissed with prejudice within 30 days after the institution of such proceeding.

         We also entered into a consulting agreement with Gordon Samson effective as of January 1, 2006, to provide services to us for a term of one year, subject to automatic renewal for successive one-year terms unless we provide Mr. Samson with notice of non-renewal at least 30 days prior to the end of the term. Under the agreement, Mr. Samson receives a monthly payment of $4,000 and this was increased to $8,000 for July and August 2006, plus reimbursement for reasonable out-of-pocket expenses incurred in connection with his services. The agreement may be terminated without penalty by either party, with or without cause, upon 90 days' written notice. In addition, either party may terminate the agreement immediately upon written notice at any time if the other party:

o is in material breach of any warranty, term, condition or covenant of this Agreement and fails to cure that breach within 30 days after written notice;

o        becomes insolvent;

o fails to pay its debts or perform its obligations in the ordinary course of business as they mature;

o admits in writing its insolvency or inability to pay its debts or perform its obligations as they mature; or

o        becomes the  subject of any  voluntary  or  involuntary  proceeding  in bankruptcy, liquidation, dissolution, receivership, attachment or composition or general assignment for the benefit of creditors that is not dismissed with prejudice within 30 days after the institution of such proceeding.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record (or who was known by us to own beneficially) more than 5% of the 96,221,035 outstanding shares of our common stock at March 15, 2007. This table also includes information as to the ownership of our common stock by each of our directors and executive officers, as well as by our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                  NAME AND ADDRESS              AMOUNT & NATURE          PERCENT
TITLE OF CLASS    OF BENEFICIAL OWNER           OF BENEFICIAL OWNER     OF CLASS

Common Stock      Robert McIntosh               5,900,000 shares           6.13%
                  9595 Wilshire Blvd. #900
                  Beverly Hills, CA 90212

Common Stock      Naomi Patricia Johnson        8,300,000 shares           8.63%
                  200 Granville St. #2760
                  Vancouver, British Columbia
                  V6C 1S4

Common Stock      Sak Narwal                   11,700,000 shares          12.16%
                  280 Nelson St. #242
                  Vancouver, British Columbia
                  V6B 2E2

Common Stock      All executive officers and    5,900,000 shares           6.13%
                  directors as a group

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since January 1, 2004, there has not been nor is there proposed any transaction or series of similar transactions to which we were or are to be a party in which:

o        The amount involved exceeds $60,000; and

o In which any director, executive officer, beneficial owner of more than 5% of our outstanding shares of common stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest other than:

         - compensation agreements and other arrangements, that are described where required in Item 10 of this annual report, under the headings "Executive Employment Agreements" and "Director Compensation," and

         -        the transactions described below:

         Robert McIntosh, our president, loaned us $445,000 on December 31, 2003 on an interest-free basis to fund our obligations under the North Franklin Prospect agreement and the Winter Pinchout South Sacramento Valley exploration program agreement. We were required to use our best efforts to repay the loan on a timely basis. On February 20, 2004, Mr. McIntosh forgave this debt in its entirety.

         During 2004, we entered into several acquisition agreements with 1048136 Alberta Ltd., which is now known as Blue Scorpion Energy Corp. Mr. McIntosh was a director of 1048136 Alberta Ltd. but had resigned from that position prior to his involvement with us. Sak Narwal, one of our significant shareholders, was also a director of 1048136 Alberta Ltd., and William Marshall, one of our directors, was a director and the majority shareholder of 1048136 Alberta Ltd. and is the spouse of Naomi Patricia Johnston, one of our significant shareholders. The consideration exchanged under the agreements described above was determined using criteria used by our directors and executive officers in similar uncompleted proposals we were involved in with circumstances comparable to those of 1048136 Alberta Ltd.

         Blue Scorpion Energy Corp. receives a 7.5% monthly royalty payment from us with regard to natural gas production at the North Franklin prospect in California. Mr. Marshall is the president and a director of Blue Scorpion Energy Corp.

         At December 31, 2005, we owed $93,418 to Blue Scorpion Energy Corp. for expenses related to corporate development. At December 31, 2006 this amount was paid in full.

         On March 23, 2004, Ms. Johnston and Mr. Narwal each surrendered to us for cancellation 12,300,000 shares of common stock as a condition to further investment by a third-party institutional investor. We did not provide any compensation to Ms. Johnston or Mr. Narwal in return for their surrendered shares.

         We have a "working interest" relationship with Fidelis Energy Inc. Both companies have an interest in the North Franklin gas prospect in Sacramento, California. In January 2005, Fidelis entered into an agreement to acquire an interest in 2 oil wells at the Joarcam prospect located in Alberta, Canada. We are earning a 70% working interest in the entire Joarcam prospect. Fidelis has also entered into an agreement for the first right of refusal to acquire the remaining 30% working interest on all future drilling locations at Joarcam. Silver Star and Fidelis will collectively have acquired a 100% working interest at Joarcam.

         In addition, we work closely with Fidelis management in evaluating other potential, jointly feasible exploration prospects. We share a common origin with Fidelis in that certain beneficial shareholders of both companies have contributed to their formation. In addition, Mr. Marshall is the president, chief executive officer and a director of Fidelis, and Glen Harder, one of our directors, is also a director of Fidelis.

ITEM 13           EXHIBITS

         The following documents are filed as part of this report:

1.   FINANCIAL STATEMENTS                                                PAGE

Report of Robison, Hill & Co., Independent Registered Public Accountants..F-1
                                 Balance Sheets
     December 31, 2006, and 2005..........................................F-3
Statements of Operations
     For the Years Ended December 31, 2006, and 2005......................F-5
Statement of Stockholders' Equity
     For the Years Ended December 31, 2006, and 2005......................F-6
Statements of Cash Flows
     For the Years Ended December 31, 2006, and 2005......................F-7

Notes to Financial Statements.............................................F-9
Supplemental Information on Oil and Gas Producing Activities.............F-27

2.   EXHIBITS

         The following exhibits are included as part of this report:

Exhibit
Number   Title of Document

3.1.1* Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to the Company's Form SB-2 filed November 14, 2005)

3.1.2* Certificate of Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company's Form SB-2 filed November 14, 2005)

3.2* Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2 filed November 14, 2005 (the "SB-2"))

4.1* Warrant to purchase common stock issued to Cornell Capital, LP on November 24, 2004 (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form SB-2 filed November 14, 2005)


4.2 Form of Senior Secured Convertible Promissory Note issued to the investors party to the Note and Warrant Purchase Agreement dated September 30, 2005, and amended and restated as of November 9, 2005 (the "2005 Purchase Agreement") (incorporated by reference to Exhibit
         4.11 to the Company's Form 8-K filed October 19, 2005)

4.3 Amended and Restated Registration Rights Agreement, dated November 9, 2005 between the Company and the investors party thereto (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form SB-2 filed November 14, 2005)

4.4 Security Agreement dated September 30, 2005 between the Company and the investors party thereto (incorporated by reference to Exhibit 4.13 to the Company's Form 8-K filed October 19, 2005)

4.5 Form of Warrant issued to the investors party to the 2005 Purchase Agreement (incorporated by reference to Exhibit 4.5 to the SB-2)

4.6 Form of Series A Warrant to Purchase Shares of Common Stock issued to the investors party to the 2005 Purchase Agreement (incorporated by reference to Exhibit 4.6 to the SB-2)

4.7 Form of Series B Warrant to Purchase Shares of Common Stock issued to the investors party to the 2005 Purchase Agreement (incorporated by reference to Exhibit 4.7 to the SB-2)

4.8 Form of Series A Warrant to Purchase Shares of Common Stock issued to 1st SB Partners Ltd. and H.C. Wainwright & Co., Inc. (incorporated by reference to Exhibit 4.8 to the SB-2)

4.9 Form of Series B Warrant to Purchase Shares of Common Stock issued to 1st SB Partners Ltd. and H.C. Wainwright & Co., Inc. (incorporated by reference to Exhibit 4.9 to the SB-2)

4.10     Form  of  Series  C  Warrant  to  Purchase   Shares  of  Common   Stock
         (incorporated by reference to Exhibit 4.10 to the SB-2)

4.11     Form  of  Series  D  Warrant  to  Purchase   Shares  of  Common   Stock
         (incorporated by reference to Exhibit 4.11 to the SB-2)

10.1*+ Consulting Agreement dated July 1, 2005 between the Company and Robert McIntosh (incorporated by reference to Exhibit 10.1 to the Company's Form SB-2 filed November 14, 2005)

10.2*+ David Naylor's Consulting Agreement dated July 1, 2005 between the company and David Naylor (incorporated by reference to Exhibit 10.2 to the Company's Form SB-2 filed November 14, 2005)

10.3* [Robert McIntosh's Loan Agreement dated December 31, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-KSB/A filed on April 21, 2004]

10.4* [Agreement dated October 21, 2003 between the Company and Adil Dinani disposing of 657333 BC Ltd. (Netcash) (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 13, 2003)]

10.5* Agreement dated October 29, 2003 between the Company and 1048136 Alberta, Ltd. respecting the acquisition of the Evi oil and gas prospect (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 13, 2003)

10.6* Agreement dated October 29, 2003 between the Company and 1048136 Alberta, Ltd. respecting the acquisition of the Verdigris oil and gas prospect (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on November 13, 2003)

10.7* Agreement dated December 5, 2003 between the Company and Archer Exploration, Inc. respecting the North Franklin oil and gas prospect (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on December 23, 2003)

10.8* Agreement dated December 5, 2003 between the Company and Archer Exploration, Inc. respecting the Winter Pinchout oil and gas project (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on December 23, 2003)

10.9 Data Sharing Agreement among 1048136 Alberta Ltd., Cascade Energy, Inc., Silver Star Energy, Inc. and Fidelis Energy, Inc., dated August 10, 2005 (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed on October 4, 2005)

10.11* Amended and Restated Note and Warrant Purchase Agreement dated November 9, 2005, between the Company and certain investors listed therein (incorporated by reference to Exhibit 10.10 to the Company's Form SB-2 filed November 14, 2005)

10.12+ Consulting Agreement between the Company and Gordon Samson effective as of January 1, 2006 (incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed on January 18, 2006)

10.13+ Consulting Agreement between the Company and Glen Harder effective as of January 1, 2006 (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed on January 18, 2006)

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

------------
*        Previously filed.
+ Management contract or compensatory plan or arrangement in which any director or executive officer named in the Registrant's Annual Report on Form 10-KSB has participated or participates.

(b)      REPORTS FILED ON FORM 8-K

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

         On July 11, 2006, the Company filed a report on Form 8-K under Item 7.01, Regulation FD Disclosure.

         On August 28, 2006, the Company filed a report on Form 8-K under Item 7.01, Regulation FD Disclosure.

         On September 6, 2006, the Company filed a report on Form 8-K under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.
ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table summarizes the fees billed to us by Robison, Hill & Company for professional services rendered for the year ended December 31, 2006 and 2005.

                         Service                 2006             2005
              Audit Fees                        $41,257               $24,300
              Audit-Related Fees                           -                -
              Tax Fees                             560                    200
              All Other Fees                               -                -
              Total                             $41,817               $24,500

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee is required to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The audit committee may also pre-approve particular services on a case-by-case basis.

         The audit committee pre-approved 100% of our 2005 and 2006 audit fees, audit-related fees, tax fees, and all other fees.

                            SILVER STAR ENERGY, INC.

                                       -:-

                    INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
                                     REPORT

                           DECEMBER 31, 2006 AND 2005

                                TABLE OF CONTENTS


                                                                       Page

Report of Independent Registered Public Accountants .....................F-1

Balance Sheets
   December 31, 2006 and 2005............................................F-3

Statements of Operations
   For the Years Ended December 31, 2006 and 2005........................F-5

Statement of Stockholders' Equity
   For the Years Ended December 31, 2006 and 2005 .......................F-6

Statements of Cash Flows
   For the Years Ended December 31, 2006 and 2005........................F-7

Notes to the Financial Statements........................................F-9

Supplemental Information on Oil and Gas Producing Activities............F-27

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Silver Star Energy, Inc.

         We have audited the accompanying balance sheets of Silver Star Energy, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Star Energy, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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




                                                    /s/ ROBISON, HILL & CO.
                                                    Certified Public Accountants
Salt Lake City, Utah
March 29, 2007

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS


                                                                                       December 31,
ASSETS                                                                            2006               2005
                                                                           ------------------  -----------------
Current Assets
  Cash                                                                     $           31,533  $       1,087,163
  Prepaid expense                                                                       5,000             16,976
 Accounts receivable                                                                  455,168            506,016
 Other receivable                                                                     255,218            992,117
 Due from related party                                                                     -            183,900
                                                                           ------------------  -----------------

     Total Current Assets                                                             746,919          2,786,172
                                                                           ------------------  -----------------

Fixed Assets
  Furniture and fixtures                                                                7,751              7,751
  Computers                                                                             6,222              6,222
  Vehicles                                                                             64,087             64,087
  Accumulated depreciation                                                            (27,994)           (11,553)
                                                                           ------------------  -----------------

     Net Fixed Assets                                                                  50,066             66,507
                                                                           ------------------  -----------------

Other Assets
  Oil and gas properties, full cost method, net of depletion
      of $544,633 and $132,121                                                      3,373,034          1,345,384
  Unproved oil and gas properties                                                     627,375          1,733,086
  Debt issue costs, net of amortization of $282,706 and $47,973                       197,494            432,227
                                                                           ------------------  -----------------

     Total Other Assets                                                             4,197,903          3,510,697
                                                                           ------------------  -----------------

     Total Assets                                                          $        4,994,888  $       6,363,376
                                                                           ==================  =================

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                                                         December 31,
                                                                                   2006                 2005
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            92,067  $           30,930
  Accrued Liabilities                                                                    33,442             142,602
  Convertible debentures - current portion                                            3,430,000             560,000
  Accrued interest                                                                      795,335              85,545
                                                                            -------------------  ------------------

     Total Current Liabilities                                                        4,350,844             819,077
                                                                            -------------------  ------------------

Long-Term Liabilities
  Asset retirement obligation                                                            60,000              45,000
  Convertible debentures                                                                      -           3,430,000
  Accrued interest                                                                            -             160,786
  Derivative liability                                                                  279,074           6,458,056
                                                                            -------------------  ------------------

     Total Long-Term Liabilities                                                        339,074          10,093,842
                                                                            -------------------  ------------------

      Total Liabilities                                                               4,689,918          10,912,919
                                                                            -------------------  ------------------


Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at December 31, 2006 and 2005                                      -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized. 96,221,035 issued and outstanding at
    December 31, 2006 and 85,021,035 issued and outstanding
    at December 31, 2005                                                                 96,221              85,021
  Paid in Capital in Excess of Par Value                                              6,119,457           3,056,658
  Retained Deficit                                                                   (5,910,708)         (7,691,222)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                         304,970           4,549,543
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         4,994,888  $        6,363,376
                                                                            ===================  ==================


   The accompanying notes are an integral part of these financial statements.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF OPERATIONS

                                                                                    For the Years Ended
                                                                                        December 31,
                                                                                  2006                2005
                                                                           -------------------  ----------------
Oil Revenue                                                                $           213,398  $        305,235
Gas Revenue                                                                          2,187,884         1,372,675
                                                                           -------------------  ----------------
   Total Income                                                                      2,401,282         1,677,910
                                                                           -------------------  ----------------


Expenses
  Production Costs                                                                     833,262           495,816
  Consulting and Management Fees                                                     3,969,564           490,972
  General and Administrative                                                           818,916           553,834
  Professional Fees                                                                    250,460           157,249
                                                                           -------------------  ----------------
     Total Expenses                                                                  5,872,202         1,697,871
                                                                           -------------------  ----------------

Other Income ( Expense)
   Interest Expense                                                                   (538,589)         (395,479)
   Interest Income                                                                       1,552             2,668
   Financing Penalty Payouts                                                          (428,749)         (545,029)
   Gain (Loss) on Foreign Exchange                                                      38,237                 -
   Gain (Loss) on Disposal of Assets                                                         -         1,036,050
   Derivative valuation gain/loss                                                    6,178,983        (5,622,741)
                                                                           -------------------  ----------------
      Total Other Income (Expense)                                                   5,251,434        (5,524,531)
                                                                           -------------------  ----------------

Net Income (Loss)                                                          $         1,780,514  $     (5,544,492)
                                                                           ===================  ================

Income (Loss) per Common Share                                             $              0.02  $         (0.07)
                                                                           ===================  ================

Weighted Average Shares Outstanding                                                 91,800,213        85,021,035
                                                                           ===================  ================







   The accompanying notes are an integral part of these financial statements.

                            SILVER STAR ENERGY, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                 Paid in
                                                                                               Capital in
                                                                Common Stock                    Excess of           Retained
                                                    -------------------------------------
                                                          Shares             Amount             Par Value           Deficit
                                                    ------------------  -----------------   -----------------  -------------------
Balance at December 31, 2004                                85,021,035  $          85,021   $       3,056,658  $       (2,146,730)

Net Income (Loss)                                                    -                  -                   -          (5,544,492)
                                                    ------------------  -----------------   -----------------  ------------------

Balance at December 31, 2005                                85,021,035             85,021           3,056,658          (7,691,222)

April 2006 - Shares issued for
  consulting services at $.27/share                          1,200,000              1,200             322,800                   -

May 2006 - Shares issued for services
  to officers and directors at $.275/share                  10,000,000             10,000           2,740,000                   -

Net Income (Loss)                                                    -                  -                   -           1,780,514
                                                    ------------------  -----------------   -----------------  ------------------

Balance at December 31, 2006                                96,221,035  $          96,221   $       6,119,458  $       (5,910,708)
                                                    ==================  =================   =================  ==================



















   The accompanying notes are an integral part of these financial statements.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                    For the Years Ended
                                                                                         December 31,
                                                                                   2006               2005
                                                                            ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                    $        1,780,514  $     (5,544,492)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation, Amortization and Depletion                                            663,686           348,101
   Common stock issued for expenses                                                  3,074,000                 -
   Write-off of debt issue costs                                                             -           358,814
   (Gain) loss on disposal of assets                                                         -        (1,036,050)
   Derivative valuation (gain) loss                                                 (6,178,983)        5,622,741
(Increase) decrease in other assets & prepaid expenses                                  11,976             1,849
(Increase) decrease in accounts receivable                                              50,848          (506,016)
(Increase) decrease in other receivable                                                736,899          (992,117)
Increase (decrease) in accounts payable                                                 61,137           (44,964)
Increase (decrease) in accrued liabilities                                            (109,160)          142,602
Increase (decrease) in accrued interest                                                549,004           232,702
                                                                            ------------------  ----------------
Net cash used in operating activities                                                  639,921        (1,416,830)
                                                                            ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition/Sale of equipment, net                                                           -           (56,036)
Acquisition of oil & gas property interests                                         (1,319,451)       (1,541,783)
Proceeds on sale of oil & gas properties, net                                                -         1,930,225
                                                                            ------------------  ----------------
Net cash used by investing activities                                               (1,319,451)          332,406
                                                                            ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures                                                         -         4,009,800
Payment on convertible debentures and notes payable                                   (560,000)       (1,700,000)
Proceeds from related party loans                                                      183,900                 -
Payment on related party loan                                                                -          (276,218)
                                                                            ------------------  ----------------
Net Cash Provided by Financing  Activities                                            (376,100)        2,033,582
                                                                            ------------------  ----------------

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                    For the Years Ended
                                                                                         December 31,
                                                                                  2006                2005
                                                                           ------------------  -----------------
Net Increase (Decrease) in
   Cash  and Cash Equivalents                                                      (1,055,630)           949,158
Cash and Cash Equivalents at
   Beginning of the Period                                                          1,087,163            138,005
                                                                           ------------------  -----------------
Cash and Cash Equivalents at
   End of the Period                                                       $           31,533  $       1,087,163
                                                                           ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                                   $          115,000  $          87,751
Income Taxes                                                               $            2,452  $               -

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has a retained deficit of approximately $6,000,000, and is in default of the October 14,2005 terms of its convertible debenture. As of December 31, 2006, the Company does not have sufficient cash flow to repay the original offering amount in cash. Liquidated damages of 1% per month of the amount of the debentures is currently being accrued. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is evaluating alternatives to repay the convertible debenture.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Business

         The Company is in the production stage of the oil and gas industry. The Company's primary objective is to identify, acquire and develop significant working interest percentages in underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers. During 2003 and 2004 the Company was in the development stage and acquired interests in several oil and gas prospects, and in 2005 and 2006, has set up the extraction process and is further continuing that program.

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

Fixed Assets

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at December 31, 2006 and 2005:


                                                 December 31,
                                           2006                2005
                                    ------------------  ------------------
Furniture and Fixtures              $            7,751  $            7,751
Computers                                        6,222               6,222
Vehicles                                        64,087              64,087
Less: Accumulated Depreciation                 (27,994)            (11,553)
                                    ------------------  ------------------
Total                               $           50,066  $           66,507
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

         Total depreciation expense for the years ended December 31, 2006 and 2005 was $16,441 and $11,568, respectively.

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

         The capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties are not amortized until proved reserves associated with projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the years ended December 31, 2006 and 2005 was $412,512 and $132,121, respectively.

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

Stock-based compensation

         Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to January 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), as amended. No stock options were granted to employees during the year ended December 31, 2006 or 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the year ended December 31, 2006 or 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

Recent accounting pronouncements

         In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

         In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expandsdisclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

         In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

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

         During the year ended December 31, 2004, the Company paid $1,283,149 towards the exploration and development of the oil and gas prospects in Alberta. During the year ended December 31, 2005, the Company paid $730,822 towards the exploration and development of the oil and gas prospects in Alberta. For the year ended December 31, 2006, $285,975 was spent to install the production facilities at the EVI well. All of these costs have been capitalized.

         During 2006, EVI property was determined to have proved oil reserves. Total capitalized costs for the EVI property were removed from the unproved properties and classified as proved properties. For the year ended December 31, 2006, the Company has received revenues of $213,398 from the EVI property. As of December 31, 2006, the total capitalized costs related to the EVI property, net of depletion of $75,103 was $1,262,298.

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

         In August 2004, the Company executed acquisition and joint operating agreements on five natural gas prospects in California with Archer Exploration, Inc. Pursuant to the agreements, the Company has acquired a 7.5% carried working interest on four of the prospects and has acquired a 25% carried working interest in the fifth prospect. The Company is carried on all costs related to the prospect through the licensing, permitting, drilling and completion of the first well on each project. In the event of a successful gas well being drilled, the Company, following testing and completion, would be responsible for the working interest costs of well tie-in and pipeline. The Company would also be a working interest participant on any additional gas wells drilled.

         During the year ended December 31, 2003, the Company incurred a total of $405,000 in acquisition and exploration costs relating to the California prospects. During the year ended December 31, 2004, the Company incurred a total of $898,204 in acquisition, exploration and development costs relating to the California prospects. During the year ended December 31, 2005, the Company incurred a total of $756,675 in acquisition, exploration and development costs relating to the California prospects. During the year ended December 31, 2006, the Company incurred a total of $1,081,515 in acquisition, exploration and development costs relating to the California prospects.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES (continued)

         During 2005, the North Franklin property was determined to have proved gas reserves. Total capitalized costs for the North Franklin property were removed from the unproved properties and classified as proved properties. For 2005, the Company received revenues of $1,372,675 from the North Franklin property. As of December 31, 2005, the total capitalized costs related to the North Franklin property, net of depletion of $132,121 was $1,345,384. For the year ended December 31, 2006, the Company received revenues of $2,187,884 from the North Franklin Property. As of December 31, 2006, the total capitalized costs related to the North Franklin property, net of depletion of $469,530 was $2,110,73.

         At December 31, 2006 and 2005, the total  capitalized costs in unproved
properties  in  the  Winter   Pinchout   Prospect  was  $627,375  and  $627,375,
respectively.

Kansas Prospects, U.S.A.

         During 2005, the Company acquired an interest in some oil and gas properties in Kansas. As of December 31, 2005, the Company had spent $54,286 on these properties. During the year ended December 31, 2006, the Company incurred $20,000 in costs related to this property. These costs were capitalized as part of unproved properties. In June 2006, the Company abandoned the Kansas property, and the capitalized cost of $74,286 was expensed.

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

         The Company identified and estimated all of its asset retirement obligations for tangible, long-lived assets as of January 1, 2003. These obligations were for plugging and abandonment costs for depleted oil and gas wells. The Company had no proved reserves in 2003 or 2004, therefore the Company did not record an asset retirement obligation. During the year ended December 31, 2005, the Company estimated its asset retirement obligation to be $45,000, for three gas wells at the North Franklin property. Upon recognition of this asset retirement obligation, a liability of $45,000 was recorded and the capitalized costs of proved properties was increased by $45,000.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ASSET RETIREMENT OBLIGATION (continued)

         During the year ended December 31, 2006, a fourth producing gas well was operating at the North Franklin property. The Company estimated the asset retirement obligation for this well to be $15,000. Upon recognition of this asset retirement obligation, an additional liability of $15,000 was recorded in the asset retirement obligation and the capitalized costs of the proved properties was increased by $15,000. At December 31, 2006 and 2005, the total of the asset retirement obligation was $60,000 and $45,000, respectively.

NOTE 5 - CONCENTRATIONS

         At December 31, 2006, approximately 91% of the Company's revenues came from four gas wells in California.. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

         As of December 31, 2006, the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

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

         At December 31, 2006 and December 31, 2005, the Company was due $0 and $183,900 from 1048136 Alberta Ltd. related to oil and gas development.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7- RELATED PARTY TRANSACTIONS (continued)

         The Company has a "working interest" relationship with joint venture partner Fidelis Energy Inc. (FDEI: OTC: BB) (see Note 4). Both companies have an interest in the North Franklin gas project in Sacramento, California. More recently, in January 2005, Fidelis entered into an agreement to acquire an interest in two oil wells at the Joarcam Project located in Alberta Canada. The Company was earning a 70% working interest in the entire Joarcam Project. Fidelis also entered into an agreement for the first right of refusal to acquire the remaining 30% working interest on all future drilling locations at Joarcam. Silver Star and Fidelis collectively acquired a 100% working interest at Joarcam. On October 6, 2005 the 100% working interest at Joarcam was sold to Enermark, Inc.

         In addition, Silver Star and Fidelis management work closely in the evaluation of other potential, jointly feasible exploration prospects. Also, the two companies share a common origin in that certain beneficial shareholders of both companies have contributed to their formation.

NOTE 8 - INCOME TAXES

         As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $5,552,391 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


                                     2006                2005
                              -----------------   -----------------
Net Operating Losses          $         832,852   $         173,082
Valuation Allowance                    (832,852)           (173,082)
                              $               -   $               -
                              ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                     2006            2005
                                              --------------  --------------
Provision (Benefit) at US Statutory Rate      $     659,770   $      (8,727)
Increase (Decrease) in Valuation Allowance         (659,770)          8,727
                                              $           -   $           -
                                              ==============  ==============

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - LEASE COMMITMENT

         On December 1, 2005, the Company entered into a lease agreement for approximately 129 square feet of office space at 9595 Wilshire Blvd., Suite 900, in Beverly Hills, California. The lease expired November 30, 2006 and continues on a month to month basis after that date. The lease payments were $1,814 per month. On December 1, 2006, the Company has contracted a Business Identity Plan Agreement (BIP) at the same address for a fee of $300 per month. This is an annual contract and replaces the former lease agreement.

         The minimum future lease payments under these leases for the next five years are:


              Year Ended December 31,
                                       2007              $       3,600
                                       2008                          -
                                       2009                          -
                                       2010                          -
                                       2011                          -
                                                         -------------
 Total minimum future lease payments                     $       3,600
                                                         =============

NOTE 10 - CONVERTIBLE DEBENTURES

         On November 23, 2004, the Company issued a convertible debenture and warrants to Cornell Capital Partners, L.P. ("Cornel"). The $750,000 in convertible debentures and 750,000 warrants required the Company to register the resale of the shares of common stock upon conversion or exercise of these securities.

         The convertible debenture carried an interest rate of 5% per annum. Principal and interest was due on November 23, 2007. At any time, Cornell was entitled to convert all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock. On November 23, 2007, at the Company's option, the entire principal amount and all accrued interest shall be either (a) paid to Cornell or (b) converted to common stock.

         The Warrant's to purchase 750,000 of the Company's common stock were to expire on November 23, 2009. The exercise price of the warrant was one hundred twenty percent (120%) of the closing bid price of the Company's common stock on the exercise date or as subsequently adjusted. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments and Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes.

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

         The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the statement of operation as "derivative valuation gain (loss) on value of warrants and conversion feature". In 2004, the Company recognized a liability and expense of $835,315 related to these derivatives. On October 14, 2005, the Company paid $782,175 to pay-off the convertible note. The warrants were also canceled. Since the convertible note related to these derivatives was paid during 2005 and the warrants canceled, the entry recording the liability and expense was reversed in 2005.

         On November 23, 2004, the Company paid $102,500 in cash for debt issue costs. The Company also issued 362,394 shares of common stock valued at $350,000 for debt issue costs. Total debt issue costs of $452,500 were capitalized in financial statements. These debt issue costs were being amortized over three years. Since the convertible debentures related to these debt issue costs were paid-off in October 2005, the Company expensed the remaining $358,814 of the debt issue costs related to these convertible debentures as of December 31, 2005.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

         On October 14, 2005, we entered into a securities purchase agreement with H.C. Wainwright for a PIPE Offering which is a private investment opportunity in a public company for an aggregate purchase price of $3,430,000, of which we have issued (i) a $3,430,000 secured convertible debenture, convertible into shares of our common stock at a fixed conversion price of $.315, par value $0.001, and (ii) a warrant to purchase an aggregate of 34,408,717 additional shares of our common stock at an exercise price of $.315 and $.63 per share and are exercisable until October 14, 2010.

         Beginning on the six (6) month anniversary of the Closing, and on the first business day of each month thereafter until the Notes are no longer outstanding the Company shall pay 1/18th of the original principal amount of the Notes and all accrued and unpaid interest. The Company shall elect to make such payments in shares of the Company's common stock. Each share of the Company's common stock will be valued at 92.5% of the five (5) day VWAP immediately prior to the payment date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 8% per annum. For the year ended December 31, 2006, $274,400 has been charged as interest expense related to this debt.

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

         Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host, and since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF 00-19. The Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed the Company would be required to net-cash settle the underlying securities.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

         The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the statement of operation as "derivative valuation gain (loss)".

         In addition 8,711,084 warrants have been issued to H.C. Wainwright, John R. Clarke, Scott F. Koch, Ari Fuchs, Jason A. Stein and First SB Inc. respectively, with series A, and C each exercisable at $.315 and series B and D each exercisable at $.63 with terms of 1 year from October 14, 2005.


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
                                                  =================

         For 2005, the value of the conversion feature and warrants was calculated using the Black-Scholes method as of December 31, 2005 based on the following assumptions: an average risk free rate of 4.25; a dividend yield of 0.00%; and an average volatility factor of the expected market price of the Company's common stock of 102.61%. The market value of the common stock at December 31, 2005 was $.22 per share. At December 31, 2005, the derivative liability was $6,458,056 and the loss on derivative valuation was $5,622,741.

         For 2006, the value of the conversion feature and warrants was calculated using the Black- Scholes method as of December 31, 2006 based on the following assumptions: an average risk free rate of 4.85; a dividend yield of 0.00%; and an average volatility factor of the expected market price of the Company's common stock of 93.8%. The market value of the common stock at December 31, 2006 was $.047 per share. At December 31, 2006, the derivative liability was $279,074 and the gain on derivative valuation was $6,178,983.

         On October 14, 2005, the Company paid $480,000 in cash for debt issue costs related to the convertible debenture of $3,430,000. These debt issue costs were capitalized in the financial statements and are being amortized over two years using the interest method. At December 31, 2006 and December 31, 2005, net debt issue costs related to these convertible debentures were $197,494 and $432,227, respectively.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

         Silver Star Energy is in default of the October 14, 2005 terms of the convertible debenture. This Company has been unable to have the Registration Statement on Form SB2 declared effective within the 90 days after closing as was required. Liquidated damages in the amount of $68,600 or 2% of the offering amount of $3,430,000 have been paid. Further liquidated damages of 1% per month of the offering amount, totaling $428,749 have been accrued. This represents the default period from January 14, 2006 to December 31, 2006. No formal notice of default has been received by the Company from the agent representing the lenders.

         Amortization payments of 1/18th of the original amount of $3,430,000 is required to be paid on the six month anniversary of the closing and on the first business day of each month thereafter until the notes are no longer outstanding. The company may elect to make these payments in cash or in payments of the company's stock.

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

NOTE 11 - SUBSEQUENT EVENTS

         On March 8, 2007 three of our creditors from our October 14, 2005 financing filed a claim for monies owed under the Note and Warrant Purchase Agreement in the United States Bankruptcy Court Central District of California. These three creditors represent $950,000 of the $3,430,000 that was raised. The company has consulted with legal counsel in order to negotiate a settlement. We are currently exploring alternative financing options to repay the October 14, 2005 creditors. One of these options may be the forced sale of the North Franklin asset.

                            SILVER STAR ENERGY, INC.
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)


Net Capitalized Costs

The following summarized net capitalized costs as of December 31, 2006 and 2005.


                                December 31,        December 31,
                                    2006                2005
                              -----------------  ------------------
Oil and Gas Properties
     Proved                   $       3,917,667  $        1,477,505
     Unproved                           627,375           1,733,087
     Less: Depletion                   (544,633)           (132,121)
                              -----------------  ------------------
Net capitalized costs         $       4,000,409  $        3,078,471
                              =================  ==================

Unproved Property Costs

The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2006. All costs represent investment in unproved properties and will be evaluated over several years as the properties are explored.



                                           2006                2005                2004               Total
                                     -----------------  ------------------  ------------------  -----------------
Property acquisition costs           $               -  $                -  $          222,375  $         627,375
                                     =================  ==================  ==================  =================


Costs Incurred in Oil and Gas Acquisition, Exploration and Development


                               December 31,        December 31,
                                   2006                2005
                            ------------------  ------------------
Development costs           $          726,426  $        1,286,010
Exploration costs                      641,064             212,915
Acquisition costs:
   Proved                                    -                   -
   Unproved                             20,000              42,858
Sales of Properties                          -            (962,545)
                            ------------------  ------------------
Totals                      $        1,387,490  $          579,238
                            ==================  ==================

                            SILVER STAR ENERGY, INC.
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)
                                   (continued)

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


                                    Oil                    Sales Gas                         NGL
                                   MTSB                      MMscf                          Mbbls
                           ---------------------  ----------------------------   ----------------------------
                             Gross       Net          Gross           Net            Gross           Net
                           ---------  ----------  -------------  -------------   -------------  -------------
EVI                           66,000      50,000              -              -               -              -
Archer Wildland #1                 -           -            977            786               -              -
                           ---------  ----------  -------------  -------------   -------------  -------------
   Totals                     66,000      50,000            977            786               -              -
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

                            SILVER STAR ENERGY, INC.
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)
                                   (continued)

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


                                                2006                2005
                                          -----------------   -----------------
Future cash inflows                       $       2,750,000   $       2,606,000
Future production and development costs            (232,000)           (220,000)
Future income tax expense                                 -                   -
                                          -----------------   -----------------
Future net cash flows                             2,518,000           2,386,000
Less effect of a 10% discount factor               (251,800)           (238,600)
                                          -----------------   -----------------
Discounted future net cash flows          $       2,266,200   $       2,147,400
                                          =================   =================

Principal sources of changes in standardized measure of discounted future net cash flows are as follows:


                                                                  2006                2005
                                                            -----------------   -----------------
Discounted present value as at beginning of year            $       2,501,000   $       2,362,140
Sales and transfers of oil and gas, net of production costs        (1,568,020)         (1,300,000)
Changes in future development costs                                    66,000              56,000
Extensions and discoveries and revisions, net of future
   production and development costs                                   506,870             403,860
Net change in price and production costs                              582,250             488,840
Change in estimated net profit payments                               146,000             112,000
Accretion of discount                                                  32,100              24,560
                                                            -----------------   -----------------
Standardized measure, end of period                         $       2,266,200   $       2,147,400
                                                            =================   =================

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         SILVER STAR ENERGY, INC.

Dated:  April 2, 2007               By:/s/ Robert McIntosh
                                       -------------------
                                    Robert McIntosh
                                    President, Chief Executive Officer and
Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of April 2007.


Signatures                         Capacities


/s/ Robert McIntosh
Robert McIntosh              President, Chief Executive Officer
                             and Director
                             (Principal Executive Officer)

/s/ David Naylor
David Naylor                 Treasurer, Chief Financial Officer and Director
                             (Principal Financial Officer and Principal
                              Accounting Officer)

   SUPPLEMENTAL INFORMATION TO BE FURNISHED PURSUANT TO SECTION 15(D) OF THE
                     EXCHANGE ACT BY NON-REPORTING ISSUERS

         Silver Star Energy, Inc., did not send to its security holders (i) any annual report covering its fiscal year ended December 31, 2006; or (ii) any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders since the filing on February 14, 2005, of its annual report on Form 10-KSB for its fiscal year ended December 31, 2004.