Form 10QSB
period 2007-03-31
SILVER STAR ENERGY INC
filed 2007-05-11
CIK 1216964

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007
                                                -----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                        Commission file number 333-102930

                            Silver Star Energy, Inc.
                           --------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                                Nevada 90-0220668
                               -------------------
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

       9595 Wilshire Boulevard, Suite 900, Beverly Hills, California 90212
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 477-2211
                            Issuer's telephone number


               (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No []


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2007 96,221,035


         Transitional  Small Business  Disclosure Format (check one).
Yes []; No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                   March 31,       December 31,
ASSETS                                                                               2007               2006
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $              559  $          31,533
  Accounts Receivable                                                                    429,108            455,168
  Prepaid Expense                                                                         85,638              5,000
 Other Receivable                                                                        159,472            255,218
                                                                              ------------------  -----------------

     Total Current Assets                                                                674,777            746,919
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                   7,751              7,751
  Computers                                                                                6,222              6,222
  Vehicles                                                                                64,087             64,087
   Accumulated Depreciation                                                              (32,105)           (27,994)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     45,955             50,066
                                                                              ------------------  -----------------

Other Assets
  Oil and gas properties, full cost method, net of depletion of
    $659,633 and $544,633, respectively                                                3,258,034          3,373,034
   Unproved oil and gas properties                                                       627,375            627,375
  Debt Issue Costs, net of amortization of $343,364 and $282,706                         136,835            197,494
                                                                              ------------------  -----------------

     Total Other Assets                                                                4,022,244          4,197,903
                                                                              ------------------  -----------------


     Total Assets                                                             $        4,742,976  $       4,994,888
                                                                              ==================  =================

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                   2007                 2006
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            91,677  $           92,067
  Accrued Liabilities                                                                    20,070              33,442
  Convertible debentures - current portion                                            3,430,000           3,430,000
  Accrued interest                                                                      965,895             795,335
                                                                            -------------------  ------------------

     Total Current Liabilities                                                        4,507,642           4,350,844
                                                                            -------------------  ------------------

Long-Term Liabilities
  Asset retirement obligation                                                            60,000              60,000
  Derivative liability                                                                  279,074             279,074
                                                                            -------------------  ------------------

     Total Long-Term Liabilities                                                        339,074             339,074
                                                                            -------------------  ------------------

      Total Liabilities                                                               4,846,716           4,689,918
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at March 31, 2007 and
    December 31, 2006                                                                         -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized. 96,221,035 issued and outstanding at
    March 31, 2007 and December 31, 2006                                                 96,221              96,221
  Paid in Capital in Excess of Par Value                                              6,119,457           6,119,457
  Retained Deficit                                                                   (6,319,418)         (5,910,708)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                        (103,740)            304,970
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         4,742,976  $        4,994,888
                                                                            ===================  ==================






                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF OPERATIONS


                                                         (Unaudited)
                                                  For the Three Months Ended
                                                           March 31,
                                            --------------------------------------
                                                  2007              2006
                                            -----------------  -------------------
Oil Revenue                                 $          50,852  $            91,570
Gas Revenue                                           614,011              505,754
                                            -----------------  -------------------
   Total Income                             $         664,863  $           597,324
                                            -----------------  -------------------

Expenses
  Production Costs                                    192,509              170,095
  Consulting and Management Fees                      342,083              195,825
  General and Administrative                          178,795              183,569
  Professional Fees                                   129,058               78,041
                                            -----------------  -------------------
     Total Expenses                                   842,445              627,530
                                            -----------------  -------------------

Other Income ( Expense)
   Interest Expense                                  (128,228)            (130,818)
   Interest Income                                          -                1,552
   Financing Penalty Payouts                         (102,900)             (68,600)
                                            -----------------  -------------------
     Total Other Income (Expense)                    (231,128)            (197,866)
                                            -----------------  -------------------


Net Income (Loss)                           $        (408,710) $          (228,072)
                                            =================  ===================

Income (Loss) per Common Share              $               -  $                 -
                                            =================  ===================

Weighted Average Shares Outstanding                96,221,035           85,021,035
                                            =================  ===================










                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS


                                                                   (Unaudited)
                                                            For the Three Months Ended
                                                                    March 31,
                                                      --------------------------------------
                                                             2007                2006
                                                      ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              $         (408,710) $         (228,072)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation, Amortization and Depletion                      179,769             119,997
(Increase) decrease in other assets & prepaids                   (80,638)              3,004
(Increase) decrease in accounts receivable                      (133,412)            160,376
(Increase) decrease in other receivable                          255,218              27,000
Increase (decrease) in accounts payable                             (389)             23,043
Increase (decrease) in accrued interest                          170,561              74,565
Increase (decrease) in accrued liabilities                       (13,373)             66,318
                                                      ------------------  ------------------
Net cash used in operating activities                            (30,974)            246,231
                                                      ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil & gas property interests                            -          (1,224,906)
Proceeds on sale of Netcash (net of cash)                              -                   -
                                                      ------------------  ------------------
Net cash used by investing activities                                  -          (1,224,906)
                                                      ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures                                   -                   -
Proceeds from loans                                                    -                   -
Proceeds from shareholder loans                                        -                   -
Proceeds on sale of common stock                                       -                   -
                                                      ------------------  ------------------
Net Cash Provided by Financing  Activities                             -                   -
                                                      ------------------  ------------------

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                          (Unaudited)
                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                             --------------------------------------
                                                                                    2007                2006
                                                                             ------------------  ------------------
Net Increase (Decrease) in
   Cash  and Cash Equivalents                                                           (30,974)           (978,675)
Cash and Cash Equivalents at
   Beginning of the Period                                                               31,533           1,087,163
                                                                             ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                                         $              559  $          108,488
                                                                             ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                                     $                -  $                -
Income Taxes                                                                 $                -  $                -

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

         The unaudited financial statements as of March 31, 2007, and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has a retained deficit of approximately $6,000,000, and is in default of the October 14, 2005 terms of its convertible debenture. As of March 31, 2007, the Company does not have sufficient cash flow to repay the original offering amount in cash. Liquidated damages of 1% per month of the amount of the debentures is currently being accrued. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is evaluating alternatives to repay the convertible debenture.

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

Fixed Assets

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at March 31, 2007 and December 31, 2006:

                                        (Unaudited)
                                         March 31,          December 31,
                                            2007                2006
                                     ------------------  ------------------
Furniture and Fixtures               $            7,751  $            7,751
Computers                                         6,222               6,222
Vehicles                                         64,087              64,087
Less: Accumulated Depreciation                  (32,105)            (27,994)
                                     ------------------  ------------------
Total                                $           45,955  $           50,066
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

         Total depreciation expense for the three months ended March 31, 2007 and 2006 was $4,110 and $4,110, respectively.

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

         The capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties are not amortized until proved reserves associated with projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the three months ended March 31, 2007 and 2006 was $115,000 and $59,634, respectively.

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

         During 2006, EVI property was determined to have proved oil reserves. Total capitalized costs for the EVI property were removed from the unproved properties and classified as proved properties. For the year ended December 31, 2006, the Company received revenues of $213,398 from the EVI property. For the three months ended March 31, 2007, the Company received revenues of $50,852 from the EVI property. As of December 31, 2006, the total capitalized costs related to the EVI property, net of depletion of $75,103 was 1,262,298. As of March 31, 2007, the total capitalized costs related to the EVI property, net of depletion of $95,103 was $1,242,298.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES (continued)

         During 2005, the North Franklin property was determined to have proved gas reserves. Total capitalized costs for the North Franklin property were removed from the unproved properties and classified as proved properties. For 2005, the Company received revenues of $1,372,675 from the North Franklin property. As of December 31, 2005, the total capitalized costs related to the North Franklin property, net of depletion of $132,121 was $1,345,384. For the three months ended March 31, 2007 and 2006, the Company received revenues of $569,495 and $505,754 from the North Franklin Property. As of December 31, 2006, the total capitalized costs related to the North Franklin property, net of depletion of $469,530 was $2,110,736. As of March 31, 2007, the total capitalized costs related to the North Franklin property, net of depletion of $564,530 was $2,015,736.

         At March 31, 2007 and December 31, 2006, the total capitalized costs in unproved properties in the Winter Pinchout Prospect was $627,375 and $627,375, respectively.

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ASSET RETIREMENT OBLIGATION (continued)

         During the year ended December 31, 2006, a fourth producing gas well was operating at the North Franklin property. The Company estimated the asset retirement obligation for this well to be $15,000. Upon recognition of this asset retirement obligation, an additional liability of $15,000 was recorded in the asset retirement obligation and the capitalized costs of the proved properties was increased by $15,000. At March 31, 2007 and 2006, the total of the asset retirement obligation was $60,000 and $45,000, respectively.

NOTE 5 - CONCENTRATIONS

         At March 31, 2007, approximately 92% of the Company's revenues came from four gas wells in California. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

         As of March 31, 2007, the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

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


                                2006                2005
Net Operating Losses     $         832,852   $         173,082
Valuation Allowance               (832,852)           (173,082)
                         $               -   $               -
                         ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                   2006             2005
Provision (Benefit) at US Statutory Rate      $       659,770   $       (8,727)
Increase (Decrease) in Valuation Allowance           (659,770)           8,727
                                              $             -   $             -
                                              ================  ===============

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

         Beginning on the six (6) month anniversary of the Closing, and on the first business day of each month thereafter until the Notes are no longer outstanding the Company shall pay 1/18th of the original principal amount of the Notes and all accrued and unpaid interest. The Company shall elect to make such payments in shares of the Company's common stock. Each share of the Company's common stock will be valued at 92.5% of the five (5) day VWAP immediately prior to the payment date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 8% per annum. For the three months ended March 31, 2007, $67,660 has been charged as interest expense related to this debt.

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

         On October 14, 2005, the Company paid $480,000 in cash for debt issue costs related to the convertible debenture of $3,430,000. These debt issue costs were capitalized in the financial statements and are being amortized over two years using the interest method. At March 31, 2007 and December 31, 2006, net debt issue costs related to these convertible debentures were $136,835 and $197,494, respectively.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

         Silver Star Energy is in default of the October 14, 2005 terms of the convertible debenture. This Company has been unable to have the Registration Statement on Form SB2 declared effective within the 90 days after closing as was required. Liquidated damages in the amount of $68,600 or 2% of the offering amount of $3,430,000 have been paid. Further liquidated damages of 1% per month of the offering amount, totaling $531,649 have been accrued. This represents the default period from January 14, 2006 to March 31, 2007.

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

NOTE 11 - SUBSEQUENT EVENTS

         The Company has been in default with the lenders pursuant to the convertible note and warrant purchase agreement of October 2005. Three lenders, representing $950,000 of the $3,430,000 that was raised under the financing, filed a claim for monies owed in the United States Bankruptcy Court Central District of California. The Company and its legal counsel have since reached a negotiated settlement that all of the lenders have now accepted. The settlement will result in the sale of the Company's 40% interest North Franklin Gas Field to an arm's-length third party, the repayment of $2.4 million pro-rata to the lenders and the purchase of a revenue interest in the MB Gas Inc., a private Alberta, Canada, oil and gas exploration company. The Company will sell its interest in the Franklin gas field for a total of $3,100,000 and will repay in cash $2,400,000 of the approximately $3,429,885 that is presently owing to the Lenders. This Asset Sale Agreement is dated April 1, 2007 and will close on May 1, 2007. In order to settle the balance, the Company will amend the related lending documents to allow for conversion of such debt into common shares at a deemed conversion price of $0.04 share. The Company will also re-price 12,500,000 outstanding warrants to allow exercise at a price of $0.04.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

PLAN OF OPERATIONS

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

SUBSEQUENT EVENTS

         Silver Star has been in default with the lenders (collectively the "Lenders') pursuant to the convertible note and warrant purchase agreement (the "Financing") of October 2005. Three Lenders, representing $950,000 of the $3,430,000 that was raised under the Financing, filed a claim for monies owed in the United States Bankruptcy Court Central District of California. The Company and its legal counsel have since reached a negotiated settlement (the
"Settlement") that all of the Lenders have now accepted. The Settlement will result in the sale of the Company's 40% interest North Franklin Gas Field to an arm's-length third party, the repayment of $2.47 million pro-rata to the Lenders and the purchase of a revenue interest in the MB Gas Inc., a private Alberta, Canada, oil and gas exploration company, on the terms detailed below.

         The Company will sell its interest in the Franklin gas field for a total of $3,100,000 and will repay in cash $2,470,000 of the approximately $3,429,885 that is presently owing to the Lenders. This Asset Sale Agreement is dated April 1, 2007 and will close on May 1, 2007. In order to settle the balance, the Company will amend the related lending documents to allow for conversion of such debt into common shares at a deemed conversion price of $0.04 share. The Company will also re- price 12,500,000 outstanding warrants to allow exercise at a price of $0.04.

         The Company commissioned an independent report (the "Report") on the fair market value of the proved developed producing reserves in the "Whitney-Winters" channel from the four (4) producing gas wells. Having cumulatively to date produced a total of 1,944,328 Mcf gas (1.94 Bcf), the remaining reserves to the 100% working interest were calculated at 2,694,781 Mcf (2.69 Bcf) gas. The four wells in the reservoir are declining in pressure and additional costs are expected for pipeline compression. The Report valued 100% of the interest in the North Franklin field at $9,226,619 ($3,706,647 to Silver Star's 40% working interest on a PV 10 for the proved developed producing reserves). The value to the Company's 32% net revenue interest is $2,952,518 and therefore the purchase price of $3,100,000 represents a premium to current value.

         Silver Star and MB Gas Inc. ("MB"), a private Alberta company, have executed an agreement whereby Silver Star will acquire an interest in the revenues generated by MB from its oil and gas operations. Silver Star has agreed to advance loans of $500,000 (minimum) to $1 million (maximum) to MB in return for the assignment of revenue from MB's oil and gas operations. The Loan advances will be repaid from MB's revenues, as 12.5% to Silver Star until payout (B.P.O.); thereafter 5% to 10% (A.P.O.) pro-rated above 5% for amounts loaned over $500,000.

         MB owns a majority interest in a sweet-sour gas processing facility and pipeline located in the Province of Alberta, that is linked to a transporting pipeline that runs south to Encana's Hub near the U.S. - Canada border. MB is presently connecting 3 Sawtooth formation natural gas wells (the "Wells") and this work is scheduled to be completed within the next six months. Flow tests on the wells indicate that they should produce a minimum of 1,300 Mcf per day when they are connected, of which MB Gas will earn up to a 67.5% net revenue interest before payout (B.P.O.) and 45.0% after payout (A.P.O.). MB also controls certain prospective lands in the area targeting mostly middle and deeper gas-bearing formations. These are in relatively close proximity to the pipeline system, and it is expected that the gas from any new commercial grade discoveries made by MB on those lands, together with gas from a number of previously plugged gas wells in the area that are tied-in, will be carried in MB's pipeline.

         We can expect production from MB Gas to commence in August of 2007 for revenue being received in October 2007.

         At the Evi Project, discussions are ongoing with neighboring lease holders and other potential partners as to the possibility of a farm-in on a Granite Wash well. A suitable location SW of the 7-11 well has been engineered targeting the prolific Granite Wash. The Company feels that this location in the seismic section will be above the water encountered in the 7-11 well. As the estimate of the well cost is in excess of $1.0 million cased and completed, the Company will require a participation partner.

RESULTS OF OPERATIONS

REVENUE

         Revenue increased to $664,863 for the quarter ended March 31, 2007 up from $597,324 in the same period in 2006. This increase is a result of our properties continuing production at the North Franklin for revenue of $614,011, and the addition of our well at the EVI that produced $50,852 in revenue.

COST OF REVENUE

         The Company recorded cost of revenue and depletion of $192,509 during the quarter ended March 31, 2007 up from $170,095 during the quarter ended March 31, 2006. This increase was mainly due to an increase in the depletion expense.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of accounting, legal, depreciation and selling and marketing expenses. The general and administrative expenses for the quarter ended March 31, 2007 are $178,795. This is a decrease from 2006 of $4,774. Professional fees which include legal and accounting were $129,058 for the quarter ended March 31, 2007 compared to $78,041 and this increase is due to an increase in legal fees for the quarter.

         Consulting and Management fees were $342,083 for the quarter ended March 31, 2007 and increased over the same period in 2006 by $146,258. This increase was due to an increase in consulting expenses. We expect to continue to incur general and administrative expenses to support the business.

INTEREST EXPENSE

         Interest expense increased for the quarter ended March 31, 2007 with $128,228 compared to $130,818 for the quarter ended March 31, 2006. This is reflective of interest charges that accrued from our financing that closed on October 14, 2005. During the quarter ended March 31, 2007, the Company also incurred liquidated damages of $102,900 on the convertible debt.

NET LOSS

         The Company ended the first quarter of March 31, 2007 with a net loss of ($408,710) compared to ($228,072) for the same period in 2006.

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

         The Company had cash and cash equivalents of $559 and working capital deficit of $3,832,867 at March 31, 2007. This compares to cash and cash equivalents of $31,533 and working capita deficit of $3,603,925 at December 31, 2006.

         During the three months ended March 31, 2007, the Company used cash of $30,974 in operating activities compared to being provided cash of $246,231 in the prior year. At March 31, 2007 the company had an outstanding receivable of $429,108.

         Net cash used by investing activities was $0 for the three months ended March 31, 2007, which compares to $1,224,906 for the same period in 2006. Net cash used in investing activities is primarily from acquisition of oil and gas property interests.

         Net cash provided by (used by) financing activities was $0 for the three months ended March 31, 2007, which compares to $0 for the same period in 2006.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

DATE:       May 11, 2007


By:  /s/ Robert McIntosh
Robert McIntosh
President, CEO & Director
(Principal Executive Officer)


By:  /s/ David Naylor
David Naylor
Treasurer, Director
(Principal Financial Officer)