Form 10QSB
period 2007-06-30
SILVER STAR ENERGY INC
filed 2007-08-21
CIK 1216964

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

                  For the quarterly period ended: June 30, 2007
                                                 ----------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2007 96,221,035


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                   June 30,          December 31,
ASSETS                                                                               2007               2006
                                                                              ------------------  -----------------
Current Assets
  Cash                                                                        $           50,908  $          31,533
  Accounts Receivable                                                                      7,972            455,168
  Prepaid Expense                                                                        148,980              5,000
 Other Receivable                                                                         42,274            255,218
                                                                              ------------------  -----------------

     Total Current Assets                                                                250,134            746,919
                                                                              ------------------  -----------------

Fixed Assets
  Furniture and Fixtures                                                                   7,751              7,751
  Computers                                                                                6,222              6,222
  Vehicles                                                                                64,087             64,087
   Accumulated Depreciation                                                              (36,007)           (27,994)
                                                                              ------------------  -----------------

     Net Fixed Assets                                                                     42,053             50,066
                                                                              ------------------  -----------------

Other Assets
  Oil and gas properties, full cost method, net of depletion of
    $115,103 and $544,633, respectively                                                1,728,546          3,373,034
   Unproved oil and gas properties                                                             -            627,375
  Debt Issue Costs, net of amortization of $480,200 and $282,706                               -            197,494
                                                                              ------------------  -----------------

     Total Other Assets                                                                1,728,546          4,197,903
                                                                              ------------------  -----------------

     Total Assets                                                             $        2,020,733  $       4,994,888
                                                                              ==================  =================

                            SILVER STAR ENERGY, INC.
                                 BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                 June 30,           December 31,
                                                                                   2007                 2006
                                                                            -------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                          $            32,390  $           92,067
  Accrued Liabilities                                                                         -              33,442
  Convertible debentures - current portion                                                    -           3,430,000
  Accrued interest                                                                            -             795,335
                                                                            -------------------  ------------------

     Total Current Liabilities                                                           32,390           4,350,844
                                                                            -------------------  ------------------

Long-Term Liabilities
  Asset retirement obligation                                                                 -              60,000
  Derivative liability                                                                        -             279,074
                                                                            -------------------  ------------------

     Total Long-Term Liabilities                                                              -             339,074
                                                                            -------------------  ------------------

      Total Liabilities                                                                  32,390           4,689,918
                                                                            -------------------  ------------------

Stockholders' Equity
  Preferred stock (Par Value $.001), 5,000,000 shares
    authorized. -0- issued at June 30, 2007 and
    December 31, 2006                                                                         -                   -
  Common Stock (Par Value $.001), 300,000,000 shares
    authorized. 96,221,035 issued and outstanding at
    June 30, 2007 and December 31, 2006                                                  96,221              96,221
  Common stock to be issued, 49,045,225 shares at
     June 30, 2007 and -0- at December 31, 2006                                          49,045                   -
  Paid in Capital in Excess of Par Value                                              8,407,724           6,119,457
  Retained Deficit                                                                   (6,564,647)         (5,910,708)
                                                                            -------------------  ------------------

     Total Stockholders' Equity                                                       1,988,343             304,970
                                                                            -------------------  ------------------

     Total Liabilities and Stockholders' Equity                             $         2,020,733  $        4,994,888
                                                                            ===================  ==================




                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF OPERATIONS


                                                                    (Unaudited)                            (Unaudited)
                                                           For the Three Months Ended               For the Six Months Ended
                                                                      June 30,                               June 30,
                                                              2007             2006                 2007              2006
                                                       ------------------ ------------------  -----------------   -----------------
Oil Revenue                                            $           24,947 $           27,819  $          75,799   $         119,390
Gas Revenue                                                        54,306            490,509            668,317             929,945
                                                       ------------------ ------------------  -----------------   -----------------
   Total Income                                                    79,253            518,328            744,116           1,049,335
                                                       ------------------ ------------------  -----------------   -----------------

Expenses
  Production Costs                                                979,845            103,020          1,172,354             206,797
  Consulting and Management Fees                                  123,002          3,268,974            465,085           3,464,799
  General and Administrative                                       99,808            129,416            278,603             312,985
  Professional Fees                                                71,160             59,927            200,218             137,967
                                                       ------------------ ------------------  -----------------   -----------------
     Total Expenses                                             1,273,815          3,561,337          2,116,260           4,122,548
                                                       ------------------ ------------------  -----------------   -----------------

Other Income ( Expense)
   Derivative valuation gain/loss                                 279,073                  -            279,073                   -
   Gain (loss) on disposal of assets                            1,150,511                  -          1,150,511                   -
   Gain (loss) on foreign exchange                                      -             38,237                  -              38,237
   Interest Expense                                              (478,251)          (133,339)          (606,479)           (264,157)
   Interest Income                                                      -                  -                  -               1,552
   Financing Penalty Payouts                                       (2,000)                 -           (104,900)            (68,600)
                                                       ------------------ ------------------  -----------------   -----------------
     Total Other Income (Expense)                                 949,333            (95,102)           718,205            (292,968)
                                                       ------------------ ------------------  -----------------   -----------------


Net Income (Loss)                                      $         (245,229)$       (3,138,111) $        (653,939)  $      (3,366,181)
                                                       ================== ==================  =================   =================

Income (Loss) per Common Share                         $                - $           (0.03)  $          (0.01)   $          (0.03)
                                                       ================== ==================  =================   =================

Weighted Average Shares Outstanding                            96,221,035         92,348,511         96,221,035          88,705,014
                                                       ================== ==================  =================   =================







                             See accompanying notes.

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                          (Unaudited)
                                                                                    For the Six Months Ended
                                                                                             June 30,
                                                                                    2007                 2006
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                     $         (653,939) $       (3,366,181)
Adjustments used to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation, Amortization and Depletion                                             340,506             244,575
   (Gain) loss on disposal of assets                                                 (1,150,511)                  -
   Derivative valuation (gain) loss                                                    (279,073)                  -
   Write-off of oil and gas properties                                                  627,375                   -
   Expense from issuance of warrants                                                    375,500                   -
   Common stock to be issued for accrued interest                                       931,811
   Common stock issued for expenses                                                           -           3,074,000
(Increase) decrease in other assets & prepaids                                         (143,980)            (59,066)
(Increase) decrease in accounts receivable                                              447,196             132,369
(Increase) decrease in other receivable                                                 212,944           1,176,017
Increase (decrease) in accounts payable                                                 (59,677)            (13,841)
Increase (decrease) in accrued interest                                                (795,335)             33,168
Increase (decrease) in accrued liabilities                                              (33,442)           (128,577)
                                                                             ------------------  ------------------
Net cash used in operating activities                                                  (180,625)          1,092,464
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property                                            3,100,000                   -
Acquisition of oil & gas property interests                                            (500,000)         (1,568,207)
                                                                             ------------------  ------------------
Net cash used by investing activities                                                 2,600,000          (1,568,207)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible debentures                                                   (2,400,000)           (560,000)
                                                                             ------------------  ------------------
Net Cash Provided by Financing  Activities                                           (2,400,000)           (560,000)
                                                                             ------------------  ------------------

                            SILVER STAR ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                          (Unaudited)
                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                    2007                 2006
                                                                             ------------------  ------------------
Net Increase (Decrease) in
   Cash  and Cash Equivalents                                                            19,375          (1,035,743)
Cash and Cash Equivalents at
   Beginning of the Period                                                               31,533           1,087,163
                                                                             ------------------  ------------------
Cash and Cash Equivalents at
   End of the Period                                                         $           50,908  $           51,420
                                                                             ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Interest                                                                     $                -  $                -
Income Taxes                                                                 $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         On May 7, 2007, the Company agreed to issue 49,045,225 shares of common stock in exchange for the remaining debt totaling $1,030,000 of principal and $931,811 on its convertible debt. As of June 30, 2007, the common stock has not been issued.


















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

         The unaudited financial statements as of June 30, 2007, and for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has a retained deficit of approximately $6,600,000, and was in default of the October 14, 2005 terms of its convertible debenture. As of June 30, 2007, the Company sold its 40% interest North Franklin gas field to repay a portion of its convertible debenture, leaving its Canadian oil field as its only revenue producing property. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Fixed Assets

         Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Fixed assets consisted of the following at June 30, 2007 and December 31, 2006:


                                     (Unaudited)
                                       June 30,          December 31,
                                         2007                2006
                                  ------------------  ------------------
Furniture and Fixtures            $            7,751  $            7,751
Computers                                      6,222               6,222
Vehicles                                      64,087              64,087
Less: Accumulated Depreciation               (36,007)            (27,994)
                                  ------------------  ------------------
Total                             $           42,053  $           50,066
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

         Total depreciation expense for the six months ended June 30, 2007 and 2006 was $8,013 and $8,221, respectively.

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

         The capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties are not amortized until proved reserves associated with projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the six months ended June 30, 2007 and 2006 was $135,000 and $122,155, respectively.

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

         During 2006, EVI property was determined to have proved oil reserves. Total capitalized costs for the EVI property were removed from the unproved properties and classified as proved properties. For the year ended December 31, 2006, the Company received revenues of $213,398 from the EVI property. For the three months ended March 31, 2007, the Company received revenues of $50,852 from the EVI property. As of December 31, 2006, the total capitalized costs related to the EVI property, net of depletion of $75,103 was 1,262,298. As of June 30, 2007, the total capitalized costs related to the EVI property, net of depletion of $115,103 was $1,228,546.

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

         During the quarter ended June 30, 2007, the Company executed an agreement with MB Gas, Inc. ("MB"), a private Alberta, Canada, oil and gas exploration company, whereby the Company acquired an interest in the revenues generated by MB from its oil and gas operations. The Company advanced $500,000 to MB in return for the assignment of revenue from MB's oil and gas operations. The $500,000 has been capitalized as part of proved oil and gas properties.

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

         Pursuant to the agreement, Archer retained a 2.5% overriding royalty, a 5% working interest through the completion of the initial test well and the right to participate in a 5% working interest.

         The Company had an agreement to farm-out a 35% working interest in the North Franklin Project to Fidelis Energy, Inc. (see Note 6). Under the terms of the agreement, Fidelis would contribute $500,000 towards the drilling and completion of the Archer-Whitney #1 well and participate as a full working interest partner on all further costs including drilling of any additional wells on the project.

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

         On May 7, 2007, the Company sold its 40% interest North Franklin property for $3,100,000. As of the date of the sale, the Company had capitalized $2,514,019 in costs related to the North Franklin property and had recorded total depletion of $564,530. The Company recognized a gain of $1,150,511 on the sale of the North Franklin property.

         During the quarter ended June 30, 2007, capitalized costs of $627,375 in unproved properties related to the Winter Pinchout Prospect was written-off and expensed.

         As of June 30, 2007, the Company no longer had any properties in California.

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

         During the quarter ended June 30, 2007, the Company sold the North Franklin property and the asset retirement obligation of $60,000 was reversed and removed from capitalized costs. At June 30, 2007 and December 31, 2006, the asset retirement obligation was $0 and $60,000, respectively.

NOTE 5 - CONCENTRATIONS

         As of June 30, 2007, approximately 100% of the Company's revenues are from oil property in Canada. The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

         On May 7, 2007, the Company agreed to issue 49,045,225 shares of common stock in exchange for the remaining debt totaling $1,030,000 of principal and $931,811 on its convertible debt. As of June 30, 2007, the common stock has not been issued.

         As of June 30, 2007, the Company has not adopted a stock option plan or granted any stock options and accordingly has not recorded any stock-based compensation.

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


                                           2006                2005
Net Operating Losses                $         832,852   $         173,082
Valuation Allowance                          (832,852)           (173,082)
                                    ------------------  ------------------
                                    $               -   $                -
                                    ==================  ==================

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                 2006              2005
Provision (Benefit) at US Statutory Rate    $       659,770  $         (8,727)
Increase (Decrease) in Valuation Allowance         (659,770)            8,727
                                            ----------------  ----------------
                                            $             -   $             -
                                            ================  ================

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

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

         For 2006, the value of the conversion feature and warrants was calculated using the Black- Scholes method as of December 31, 2006 based on the following assumptions: an average risk free rate of 4.85; a dividend yield of 0.00%; and an average volatility factor of the expected market price of the Company's common stock of 93.8%. The market value of the common stock at December 31, 2006 was $.047 per share. At December 31, 2006, the derivative liability was $279,074 and the gain on derivative valuation was $6,178,983. On May 7, 2007, the remaining derivative liability of $279,074 was written off and a derivative valuation gain of $279,074 was recognized, due to the amended agreements relating to the convertible debt.

         On October 14, 2005, the Company paid $480,000 in cash for debt issue costs related to the convertible debenture of $3,430,000. These debt issue costs were capitalized in the financial statements and are being amortized over two years using the interest method. On May 7, 2007, the remaining debt issue costs of $136,835 were expensed, due to the payoff of the convertible debt as part of the amended agreements relating to the convertible debt. At June 30, 2007 and December 31, 2006, net debt issue costs related to these convertible debentures were $0 and $197,494, respectively.

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

         On March 8, 2007 three of our creditors from our October 14, 2005 financing filed a claim for monies owed under the Note and Warrant Purchase Agreement in the United States Bankruptcy Court Central District of California. These three creditors represent $950,000 of the $3,430,000 that was raised. The Company and its legal counsel have since reached a negotiated settlement that all of the lenders have now accepted. The settlement resulted in the sale of the Company's 40% interest North Franklin Gas Field to an arm's-length third party, the repayment of $2.4 million pro-rata to the lenders and the purchase of a revenue interest in the MB Gas Inc., a private Alberta, Canada, oil and gas exploration company. The Company sold its interest in the Franklin gas field for a total of $3,100,000 and repaid in cash $2,400,000 of the approximately $3,429,885 of principal and $931,926 of accrued interest that was owing to the Lenders. This Asset Sale Agreement closed on May 7, 2007. In order to settle the balance, the Company amended the related lending documents to allow for conversion of such debt into common shares at a deemed conversion price of $0.04 per share. The remainder of the debt totaling $1,961,811 will be converted to 49,045,225 shares of common stock. As of June 30, 2007, the common stock has not been issued.

                            SILVER STAR ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

         The Company also re-priced 12,500,000 outstanding warrants to allow exercise at a price of $0.04. The value of the new warrants was calculated using the Black-Scholes method as of May 7, 2007 based on the following assumptions: an average risk free rate of 4.70; a dividend yield of 0.00%; and an average volatility factor of the expected market price of the Company's common stock of 117.8%. The market value of the common stock at May 7, 2007 was $.04 per share. The warrants were valued at $375,501. As of June 30, 2007, the Company recognized $375,501 of interest expense related to the warrants.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

PLAN OF OPERATIONS

         Silver Star Energy, Inc. on May 9th, reported on a series of corporate developments meant to favorably restructure the Company's debt and allow it to continue as a going concern in the oil and gas sector.

         We had been in default with its lenders pursuant to the convertible note and warrant purchase agreement of October 2005. Three lenders, representing $950,000 of the $3,430,000 that was raised under the financing, filed a claim for monies owed in the United States Bankruptcy Court Central District of California. The Company and its legal counsel have since reached a negotiated settlement that all of the Lenders have now accepted. The Settlement will result in the sale of the Company's 40% interest in the North Franklin Gas Field to an arm's-length third party; the repayment of $2.4 million pro-rata to the Lenders and the purchase of a revenue interest in MB Gas Inc., a private Alberta, Canada oil and gas exploration company, on the terms detailed below.

         We sold our interest in the Franklin gas field for a total of $3,100,000 and will repay in cash $2,400,000 of the approximately $3,429,885 that is presently owing to the Lenders. In order to settle the balance, we amended the related lending documents to allow for conversion of the debt into common shares at a conversion price of $0.04 share. We re-priced all of the lenders' 12,500,000 outstanding warrants to allow exercise at a price of $0.04. No registration statement will be required or filed.

         The Company had commissioned an independent reservoir engineering report on the fair market value of the Proved Developed Producing ("PDP") reserves at North Franklin from the four producing gas wells. Having cumulatively to-date produced a total of 1,944,328 Mcf gas (1.94 Bcf), the remaining reserves to the 100% working interest were calculated at 2,694,781 Mcf (2.69 Bcf) of gas. The four wells in the reservoir are declining in pressure and additional costs are expected for pipeline compression. The Report valued 100% of the interest in the North Franklin field at $9,226,619 (or $3,706,647 to Silver Star's 40% working interest) on a PV 10 for the Proved

Developed Producing reserves. The value of the Company's 32% net revenue interest is $2,952,518 and therefore the purchase price of $3,100,000 represents a premium to current value.

         Silver Star and MB Gas Inc., a private Alberta company, have concluded an agreement whereby Silver Star will acquire an interest in the revenues generated by MB from its oil and gas operations. Silver Star has agreed to advance loans of $500,000 (minimum) to $1 million (maximum) to MB in return for the assignment of revenue from MB's oil and gas operations. The Loan advances will be repaid from MB's revenues, at 12.5% to Silver Star until payout; thereafter 5% to 10%, pro-rated above 5% for amounts loaned in excess of $500,000.

         MB owns a majority interest in a gas processing facility and pipeline located in the Province of Alberta that is linked to a transporting pipeline that runs south to Encana's Hub near the U.S. - Canada border. MB is presently connecting 3 Sawtooth formation natural gas wells to the pipeline and this work is scheduled to be completed within the next six months. Flow tests on the wells indicate that they should produce a minimum of 1,300 Mcf per day when they are connected, on which MB will earn up to a 67.5% net revenue interest before payout and 45.0% after payout. MB also controls certain prospective lands in the area targeting mostly middle and deeper gas-bearing formations. These are in relatively close proximity to the pipeline system, and MB expects that the gas from any new commercial grade discoveries made by MB on those lands, together with gas from a number of previously plugged gas wells in the area, once tied-in, will be carried in MB's pipeline. On May 10th, we reported on the completion and testing results from three Sawtooth formation gas wells at the MB Gas Project, located in the Manyberries area of Alberta, Canada. The Company and MB Gas Inc., based on the recently announced participation by the Company under the loan agreement, are currently working to tie in three natural gas wells owned and operated by Provident Energy Trust.

         The 11-17 gas well was flow tested at rates of 600 Mcf per day with no water in well tests conducted between October 27 and November 24, 2006. Southridge Petroleum Consulting Ltd. of Calgary has estimated the potential for
2.4 Bcf gas at this location. The 11-17 wellhead is less than 1.5 miles from a pipeline in which MB Gas owns a majority interest.

         The second well, the 6-7, is approximately 1.7 miles from the 11-17 well and was tested at flow rates that were held back to 300 Mcf per day to prevent damage to the well. A remedial cement squeeze is planned for the well and when tied-in to pipeline, an additional 1.7 Bcf has been estimated for this location.

         The last Provident well is located 6 miles to the southeast of the 6-7 and requires re- completion and testing. Based on the observed pay in the well log, it has been estimated by Southridge Petroleum to have the potential to produce gas at rates between 700 and 2,000 Mcf per day. The well may contain 3.0 Bcf. Analogous wells in the area producing from Sawtooth formation reservoirs commonly produce somewhere between 1,000 and 2,000 Mcf.

         The three wells are projected, when tied-in to pipeline, to produce gas at rates of between 1,300 and 3,000 Mcf per day and may have a combined potential of 7.1 Bcf.

         On June 18, we reported on the progress of pipeline construction and ultimate tie-in of gas wells at the MB Gas Project, located in the Manyberries area of Alberta, Canada. The Company and

MB Gas Inc., recently announced participation under a loan agreement, and are currently working to tie-in three natural gas wells owned and operated by Provident Energy Trust.

         We were informed by the operator that permitting has been processed and the 1.5 mile pipeline construction is scheduled to commence on or around July 15th. Pipeline tie-in of the 11-17 well is anticipated to take 10 days. The 11-17 gas well was flow tested at rates of 600 Mcf per day and Southridge Petroleum Consulting Ltd. of Calgary has estimated the potential for 2.4 Bcf gas at this location.

         The 6-7 well that is located approximately 1.7 miles from the 11-17 well will be the next well to be tied in and the line survey and permitting has commenced. An additional 1.7 Bcf has been estimated for this location.

         This program is part of the 2007 development and operations plan to tie-in and produce natural gas from three Provident Energy wells and conduct well surveys to determine the geological potential of up to twenty (20) Sawtooth Formation locations in the immediate vicinity of the pipeline. MB Gas Inc. plans to tie-in five (5) currently shut-in or abandoned gas wells in the 2007 calendar year with the aim of producing in the 800 BOEPD range. Silver Star and its partner, MB Gas Inc. (a private Alberta oil and gas exploration company), are focused on the exploitation of targeted, low risk natural gas development opportunities in southeastern Alberta.

         At our EVI project in Alberta Canada, we continue to look for potential partners in the drilling of another Granite Wash test on the leases at EVI.

RESULTS OF OPERATIONS

REVENUE

         Revenue decreased to $79,253 for the quarter ended June 30, 2007, down from $518,328 in the same period in 2006. This decrease is a result of the sale of the North Franklin property on May 7, 2007.

COST OF REVENUE

         The Company recorded cost of revenue and depletion of $979,845 during the quarter ended June 30, 2007 up from $103,020 during the quarter ended June 30, 2006. This increase was mainly due to the capitalized costs of $627,375 from the Winters Pinchout property being expensed as well as expenses related to the sale of the North Franklin property.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of accounting, legal, depreciation and selling and marketing expenses. The general and administrative expenses for the quarter ended June 30, 2007 are $99,808. This is a decrease from 2006 of $29,608. Professional fees which include legal and accounting were $71,160 for the quarter ended June 30, 2007 compared to $59,927 for the quarter ended June 30, 2006 and this increase is due to an increase in legal fees for the quarter.

         Consulting and Management fees were $123,002 for the quarter ended June 30, 2007 and decreased over the same period in 2006 by $3,145,972. This decrease was due to the issuance of stock for consulting expense in 2006 for $2,750,000. We expect to continue to incur general and administrative expenses to support the business.

INTEREST EXPENSE

         Interest expense increased for the quarter ended June 30, 2007 with $478,251 compared to $133,339 for the quarter ended June 30, 2006. The increase was mainly due to the debt issue costs of $136,835 being expensed, and the valuation on the stock warrants of $375,500 being recognized.

NET LOSS

         The Company ended the second quarter of June 30, 2007 with a net loss of ($245,229) compared to ($3,138,111) for the same period in 2006.

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

         The Company had cash and cash equivalents of $50,908 and working capital of $217,744 at June 30, 2007. This compares to cash and cash equivalents of $31,533 and working capita deficit of $3,603,925 at December 31, 2006.

         During the six months ended June 30, 2007, the Company used cash of $180,623 in operating activities compared to being provided cash of $1,092,464 in the prior year. At June 30, 2007 the company had an outstanding receivable of $7,972.

         Net cash provided by investing activities was $2,600,0000 for the six months ended June 30, 2007, which compares to cash used of $1,568,207 for the same period in 2006. Net cash provided by investing activities is primarily from the sale of North Franklin gas property. Net cash used in investing activities is primarily from acquisition of oil and gas property interests.

         Net cash provided by (used by) financing activities was ($2,400,000) for the six months ended June 30, 2007, which compares to ($560,000) for the same period in 2006. Net cash used by financing activities was due to payments on convertible debt.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number          Title of Document

4.15 Escrow Agreement between the Company and Greenberg Taurig, LLP, dated May 7, 2007, filed on June 8, 2007 on Form 8-K.

4.16 Amended and Restated Senior Secured Convertible Promissory Note, filed on June 8, 2007 on Form 8-K.

4.17 Form of Warrant to Purchase Shares of Common Stock of Silver Star Energy, Inc., filed on June 8, 2007 on Form 8-K.

4.18 Form of Series A Warrant to Purchase Shares of Common Stock of Silver Star Energy, Inc., filed on June 8, 2007 on Form 8-K.

10.1 Robert McIntosh's Consulting Agreement dated November 15, 2003, filed on April 21, 2004 on Form 10KSB/A.

10.15 Amendment Agreement between the Company and Various Creditors, dated May 7, 2007, filed June 8, 2007 on Form 8-K.

10.16 Asset Sale Agreement between the Company and Archer Exploration, Inc., dated April 1, 2007, filed on June 8, 2007 on Form 8-K.

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

(b)      On June 8, 2007, the Company filed a report on Form 8-K. SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Silver Star Energy, Inc.
                            ------------------------
                                  (Registrant)

DATE:       August 20, 2007


By:  /s/ Robert McIntosh
------------------------
Robert McIntosh
President, CEO & Director
(Principal Executive Officer)


By:  /s/ David Naylor
---------------------
David Naylor
Treasurer, Director
(Principal Financial Officer)