Form 10QSB
period 2007-09-30
SILVER STAR ENERGY INC
filed 2007-11-09
CIK 1216964

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:    September 30, 2007

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

             For the transition period from __________ to __________
                    Commission file number      333-102930

Silver Star Energy, Inc.
(Exact name of small business issuer as
specified in its charter)

                     Nevada                                                      90-0220668_______
             (State or other jurisdiction       (IRS Employer
         of incorporation or organization)    Identification No.)

9595 Wilshire Boulevard, Suite 900, Beverly Hills, California 90212
(Address of principal executive offices)

(310) 477-2211
Issuer's telephone number

_____________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2007   96,221,035

Transitional Small Business Disclosure Format (check one).  Yes ___ ;  No  X

PART I

Item 1.  Financial Statements

SILVER STAR ENERGY, INC.
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS	2007	2006
Current Assets
Cash	$12,461	$31,533
Accounts Receivable	20,000	455,168
Prepaid Expense	26,000	5,000
Other Receivable	-	255,218

Total Current Assets	58,461	746,919

Fixed Assets
Furniture and Fixtures	7,751	7,751
Computers	6,222	6,222
Vehicles	64,087	64,087
Accumulated Depreciation	(39,763)	(27,994)

Net Fixed Assets	38,297	50,066

Other Assets
Oil and gas properties, full cost method, net of depletion of
$127,103 and $544,633, respectively	1,716,546	3,373,034
Unproved oil and gas properties	-	627,375
Debt Issue Costs, net of amortization of $480,200 and $282,706	-	197,494

Total Other Assets	1,716,546	4,197,903

Total Assets	$1,813,304	$4,994,888

SILVER STAR ENERGY, INC.
BALANCE SHEETS
(Continued)

	(Unaudited)
	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$5,240	$92,067
Accrued Liabilities	-	33,442
Convertible debentures - current portion	-	3,430,000
Accrued interest	-	795,335

Total Current Liabilities	5,240	4,350,844

Long-Term Liabilities
Asset retirement obligation	-	60,000
Derivative liability	-	279,074

Total Long-Term Liabilities	-	339,074

Total Liabilities	5,240	4,689,918

Stockholders' Equity
Preferred stock (Par Value $.001), 5,000,000 shares
authorized. -0- issued at September 30, 2007 and
December 31, 2006	-	-
Common Stock (Par Value $.001), 300,000,000 shares
authorized. 96,221,035 issued and outstanding at
September 30, 2007 and December 31, 2006	96,221	96,221
Common stock to be issued, 49,045,225 shares at
September 30, 2007 and -0- at December 31, 2006	49,045	-
Paid in Capital in Excess of Par Value	8,407,724	6,119,457
Retained Deficit	(6,744,926)	(5,910,708)

Total Stockholders' Equity	1,808,064	304,970

Total Liabilities and Stockholders' Equity	$1,813,304	$4,994,888

See accompanying notes.

SILVER STAR ENERGY, INC.
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Oil Revenue	$51,406	$72,101	$127,205	$191,491
Gas Revenue	-	477,852	668,317	1,407,797
Total Income	51,406	549,953	795,522	1,599,288

Expenses
Production Costs	26,236	82,276	1,198,590	289,073
Consulting and Management Fees	105,000	181,293	570,085	3,646,092
General and Administrative	88,922	190,904	367,525	503,889
Professional Fees	11,527	46,501	211,745	184,468
Total Expenses	231,685	500,974	2,347,945	4,623,522

Other Income ( Expense)
Derivative valuation gain/loss	-	-	279,073	-
Gain (loss) on disposal of assets	-	-	1,150,511	-
Interest Expense	-	(128,858)	(606,479)	(393,015)
Interest Income	-	1,029	-	2,581
Gain (loss) on foreign exchange	-	-	-	38,237
Financing Penalty Payouts	-	(325,849)	(104,900)	(394,449)
Total Other Income (Expense)	-	(453,678)	718,205	(746,646)

Net Income (Loss)	$(180,279)	$(404,699)	$(834,218)	$(3,770,880)

Income (Loss) per Common Share	$-	$-	$(0.01)	$(0.04)

Weighted Average Shares Outstanding	96,221,035	96,221,035	96,221,035	91,306,959

See accompanying notes.

SILVER STAR ENERGY, INC.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(834,218)	$(3,770,880)
Adjustments used to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation, Amortization and Depletion	356,262	370,379
(Gain) loss on disposal of assets	(1,150,511)	-
Derivative valuation (gain) loss	(279,073)	-
Write-off of oil and gas properties	627,375	-
Expense from issuance of warrants	375,500	-
Common stock to be issued for accrued interest	931,811
Common stock issued for expenses	-	3,074,000
(Increase) decrease in other assets & prepaids	(21,000)	7,287
(Increase) decrease in accounts receivable	435,168	122,120
(Increase) decrease in other receivable	255,218	856,045
Increase (decrease) in accounts payable	(86,827)	(15,652)
Increase (decrease) in accrued interest	(795,335)	102,330
Increase (decrease) in accrued liabilities	(33,442)	210,877
Net cash used in operating activities	(219,072)	956,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property	3,100,000	-
Acquisition of oil & gas property interests	(500,000)	(1,387,490)
Net cash used by investing activities	2,600,000	(1,387,490)

CASH FLOWS FROM FINANCINGACTIVITIES:
Payments on convertible debentures	(2,400,000)	(560,000)
Net Cash Provided by Financing Activities	$(2,400,000)	$(560,000)

SILVER STAR ENERGY, INC.
STATEMENTS OF CASH FLOWS
(continued)

	(Unaudited)
	For the Nine Months Ended
	September 30,
	2007	2006

Net Increase (Decrease) in
Cash and Cash Equivalents	$(19,072)	$(990,984)
Cash and Cash Equivalents at
Beginning of the Period	31,533	1,087,163
Cash and Cash Equivalents at
End of the Period	$12,461	$96,179

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On May 7, 2007, the Company agreed to issue 49,045,225 shares of common stock in exchange for the remaining debt totaling $1,030,000 of principal and $931,811 on its convertible debt.   As of September 30, 2007, the common stock has not been issued.

See accompanying notes.

SILVER STAR ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The unaudited financial statements as of September 30, 2007, and for the three and nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has a retained deficit of approximately $6,700,000, and was in default of  the October 14, 2005 terms of its convertible debenture.  As of June 30, 2007,  the Company sold its 40% interest North Franklin gas field to repay a portion of its convertible debenture, leaving its Canadian oil field as its only revenue producing property.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s general business strategy is to acquire oil and gas properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of oil and gas property acquisition, exploration and development costs is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain necessary financing to complete the development of those reserves, and upon future profitable production.  The Company is planning additional ongoing equity financing by way of private placements to fund its obligations and operations.

The Company's future capital requirements will depend on many factors, including costs of exploration of the properties, cash flow from operations, costs to complete well production, if warranted, and competition and global market conditions.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

Nature of Business

The Company is in the production stage of the oil and gas industry.  The Company’s primary objective is to identify, acquire and develop significant working interest percentages in underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers. During 2003 and 2004 the Company was in the development stage and acquired interests in several oil and gas prospects, and in 2005 and 2006, has set up the extraction process and is further continuing that program.

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

Fixed Assets

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to seven years.  Fixed assets consisted of the following at September 30, 2007 and December 31, 2006:

	(Unaudited)
	September 30,	December 31,
	2007	2006
Furniture and Fixtures	$7,751	$7,751
Computers	6,222	6,222
Vehicles	64,087	64,087
Less: Accumulated Depreciation	(39,763)	(27,994)
Total	$38,297	$50,066

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

Total depreciation expense for the nine months ended September 30, 2007 and 2006 was $11,769 and $12,331, respectively.

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

The capitalized costs of oil and gas properties are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.  Investments in unproved properties are not amortized until proved reserves associated with projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Depletion expense for the nine months ended September 30, 2007 and 2006 was $147,000 and $184,155, respectively.

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

The Company is in the process of exploring its unproved oil and natural gas properties and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for oil and natural gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying oil and gas leases, the ability of the Company to obtain necessary financing to complete their exploration and development and future profitable production or sufficient proceeds from the disposition thereof.

SILVER STAR ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations “SFAS 143”). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of our oil and gas properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the well is sold, at which time the liability is reversed.

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

Stock-based compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to January 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.  No stock options were granted to employees during the year ended December 31, 2006 or 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the year ended December 31, 2006 or 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123(R) with respect to employees.

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

Recent accounting pronouncements

In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted.  Management is evaluating the financial impact of this pronouncement.

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

SILVER STAR ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

During 2006, EVI property was determined to have proved oil reserves.  Total capitalized costs for the EVI property were removed from the unproved properties and classified as proved properties.  For the year ended December 31, 2006, the Company received revenues of $213,398 from the EVI property.  For the three months ended March 31, 2007, the Company received revenues of $50,852 from the EVI property.  As of December 31, 2006, the total capitalized costs related to the EVI property, net of depletion of $75,103 was 1,262,298.  As of June 30, 2007, the total capitalized costs related to the EVI property, net of depletion of $127,103 was $1,216,546.

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

During the quarter ended June 30, 2007, the Company executed an agreement with MB Gas, Inc. (“MB”), a private Alberta, Canada, oil and gas exploration company, whereby the Company acquired an interest in the revenues generated by MB from its oil and gas operations.  The Company advanced $500,000 to MB in return for the assignment of revenue from MB’s oil and gas operations.  The $500,000 has been capitalized as part of proved oil and gas properties.

California Prospects, U.S.A.

On December 5, 2003, the Company entered into two option agreements with Archer Exploration, Inc. (Archer) to acquire Archer’s interest in certain unproven oil and gas prospects located in the State of California, U.S.A., known as North Franklin Prospect and Winter Pinchout Prospect.

To earn an assignment of 100% of Archer’s interests in the North Franklin Prospect, being a 100% working interest (76% net revenue interest), the Company made an initial cash payment of $85,000 and is required to pay $15,000 at spud of the initial test well and $25,000 at completion of the initial test well. In addition, the Company is responsible for all expenses for lease extensions and rental of existing leases (including a 20% fee), acquisition of any additional leases (including a 20% fee) and costs in connection with drilling and completion of the initial test well.

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

SILVER STAR ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES (continued)

To earn an assignment of 100% of Archer’s interests in the Winter Pinchout Prospect, being a 100% working interest (76% net revenue interest), the Company made an initial cash payment of $100,000 and is required to pay $15,000 at spud of the initial test well of the first three prospects drilled and $25,000 at completion of the initial test well of each prospect drilled. In addition, the Company is responsible for all expenses for acquisition of leases acquired (including a 20% fee), acquisition and analysis of seismic data, drilling and completion of the initial test well on the first prospect drilled and a monthly management fee in the amount of $10,000 commencing January 2004.

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

NOTE 4 - ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets.

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

SILVER STAR ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CONCENTRATIONS

As of September 30, 2007, approximately 100% of the Company’s revenues are from oil property in Canada.  The loss of these wells, or a disruption in production from these wells, would adversely effect the operations of the Company.

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

On December 5, 2003, the Company received $500,000 in subscription proceeds from a director and officer for the purchase of 444,444 common shares of the company’s stock pursuant to a Regulation S Private Placement Financing which was announced on November 25, 2003 and whereby the Company plans to issue up to 3,555,556 common shares of its capital stock.  During the three months ended March 31, 2004, the Company received subscription proceeds of $750,000 pursuant to the Private Placement Financing.  During the three months ended March 31, 2004, 1,112,102 shares were issued in accordance with the $1,250,000 in subscription proceeds received.

On March 23, 2004, the Company entered into an agreement with two shareholders for the shareholders to surrender for cancellation 24,600,000 regulation 144 restricted shares of the Company’s common stock.

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

SILVER STAR ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK (continued)

On November 23, 2004, the Company issued 362,394 shares of common stock for debt issue costs of $350,000 associated with the Company’s issuance of convertible debt.

On April 28, 2006, the Company issued 1,200,000 shares of common stock for consulting services valued at $324,000.

On May 3, 2006, the Company issued 10,000,000 shares of common stock to its officers and directors for services valued at $2,750,000.

On May 7, 2007, the Company agreed to issue 49,045,225 shares of common stock in exchange for the remaining debt totaling $1,030,000 of principal and $931,811 on its convertible debt.   As of September 30, 2007, the common stock has not been issued.

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

The Company has a “working interest” relationship with joint venture partner Fidelis Energy Inc. (FDEI: OTC: BB) (see Note 4).  Both companies have an interest in the North Franklin gas project in Sacramento, California. More recently, in January 2005, Fidelis entered into an agreement to acquire an interest in two oil wells at the Joarcam Project located in Alberta Canada. The Company was earning a 70% working interest in the entire Joarcam Project.  Fidelis  also entered into an agreement for the first right of refusal to acquire the remaining 30% working interest on all future drilling locations at Joarcam. Silver Star and Fidelis collectively acquired a 100% working interest at Joarcam. On October 6, 2005 the 100% working interest at Joarcam was sold to Enermark, Inc.

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

	2006	2005
Net Operating Losses	$832,852	$173,082
Valuation Allowance	(832,852)	(173,082)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	$659,770	$(8,727)
Increase (Decrease) in Valuation Allowance	(659,770)	8,727
	$-	$-

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

SILVER STAR ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - LEASE COMMITMENT (continued)

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,
2007	$3,600
2008	-
2009	-
2010	-
2011	-
Total minimum future lease payments	$3,600

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

SILVER STAR ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

Beginning on the six (6) month anniversary of the Closing, and on the first business day of each month thereafter until the Notes are no longer outstanding the Company shall pay 1/18th of the original principal amount of the Notes and all accrued and unpaid interest. The Company shall elect to make such payments in shares of the Company’s common stock.  Each share of the Company’s common stock will be valued at 92.5% of the five (5) day VWAP immediately prior to the payment date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 8% per annum. For the three months ended March 31, 2007, $67,660 has been charged as interest expense related to this debt.

The Warrants to purchase 34,408,717 of the Company’s common stock will expire on October 14, 2010. The exercise price of the warrant is fixed at $.315 and $.63 and has an exercise period of five years. The Company accounts for the fair value of these outstanding warrants to purchase common stock and the conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes.

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

The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the statement of operation as "derivative valuation gain (loss)”.

SILVER STAR ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

In addition 8,711,084 warrants have been issued to H.C. Wainwright, John R. Clarke, Scott F. Koch, Ari Fuchs, Jason A. Stein and First SB Inc. respectively, with series A, and C each exercisable at $.315 and series B and D each exercisable at $.63 with terms of 1 year from October 14, 2005.

Warrants
H.C. Wainwright & Co. Ltd.	$2,177,768
John R. Clarke	947,328
Scott F. Koch	947,328
Ari J. Fuchs	217,776
Jason A. Stein	65,332
1st SB Partners Ltd.	4,355,552
Total	$8,711,084

For 2005, the value of the conversion feature and warrants was calculated using the Black–Scholes method as of  December 31, 2005 based on the following assumptions: an average risk free rate of 4.25; a dividend yield of 0.00%; and an average volatility factor of the expected market price of the Company’s common stock of 102.61%.  The market value of the common stock at December 31, 2005 was $.22 per share.  At December 31, 2005, the derivative liability was $6,458,056 and the loss on derivative valuation was $5,622,741.

For 2006, the value of the conversion feature and warrants was calculated using the Black-Scholes method as of December 31, 2006 based on the following assumptions:  an average risk free rate of 4.85; a dividend yield of 0.00%; and an average volatility factor of the expected market price of the Company’s common stock of 93.8%.   The market value of the common stock at December 31, 2006 was $.047 per share.  At December 31, 2006, the derivative liability was $279,074 and the gain on derivative valuation was $6,178,983.  On May 7, 2007, the remaining derivative liability of $279,074 was written off and a derivative valuation gain of $279,074 was recognized, due to the amended agreements relating to the convertible debt.

On October 14, 2005, the Company paid $480,000 in cash for debt issue costs related to the convertible debenture of $3,430,000.  These debt issue costs were capitalized in the financial statements and are being amortized over two years using the interest method.  On May 7, 2007, the remaining debt issue costs of $136,835 were expensed, due to the payoff of the convertible debt as part of the amended agreements relating to the convertible debt.  At September 30, 2007 and December 31, 2006, net debt issue costs related to these convertible debentures were $0 and $197,494, respectively.

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

SILVER STAR ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

Amortization payments of 1/18th of the original amount of $3,430,000 is required to be paid on the six month anniversary of the closing and on the first business day of each month thereafter until the notes are no longer outstanding. The company may elect to make these payments in cash or in payments of the company’s stock.

On March 8, 2007 three of our creditors from our October 14, 2005 financing filed a claim for monies owed under the Note and Warrant Purchase Agreement in the United States Bankruptcy Court Central District of California. These three creditors represent $950,000 of the $3,430,000 that was raised.  The Company and its legal counsel have since reached a negotiated settlement that all of the lenders have now accepted. The settlement resulted in the sale of the Company’s 40% interest North Franklin Gas Field to an arm’s-length third party, the repayment of $2.4 million pro-rata to the lenders and the purchase of a revenue interest in the MB Gas Inc., a private Alberta, Canada, oil and gas exploration company.  The Company sold its interest in the Franklin gas field for a total of $3,100,000 and repaid in cash $2,400,000 of the approximately $3,429,885 of principal and $931,926 of accrued interest that was owing to the Lenders. This Asset Sale Agreement closed on May 7, 2007.  In order to settle the balance, the Company amended the related lending documents to allow for conversion of such debt into common shares at a deemed conversion price of $0.04 per share.  The remainder of the debt totaling $1,961,811 will be converted to 49,045,225 shares of common stock.  As of June 30, 2007, the common stock has not been issued.

The Company also re-priced 12,500,000 outstanding warrants to allow exercise at a price of $0.04.  The value of the new warrants was calculated using the Black-Scholes method as of May 7, 2007 based on the following assumptions:  an average risk free rate of 4.70; a dividend yield of 0.00%; and an average volatility factor of the expected market price of the Company’s common stock of 117.8%.   The market value of the common stock at May 7, 2007 was $.04 per share.  The warrants were valued at $375,501.  As of June 30, 2007, the Company recognized $375,501 of interest expense related to the warrants.

Item 2.Management's Discussion and Analysis or Plan of Operation.

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

The last Provident well is located 6 miles to the southeast of the 6-7 and requires re-completion and testing. Based on the observed pay in the well log, it has been estimated by Southridge Petroleum to have the potential to produce gas at rates between 700 and 2,000 Mcf per day. The well may contain 3.0 Bcf. Analogous wells in the area producing from Sawtooth formation reservoirs commonly produce somewhere between 1,000 and 2,000 Mcf.

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

Results of Operations

Revenue

Revenue decreased to $51,406 for the quarter ended September 30, 2007, down from $549,953 in the same period in 2006.  This decrease is a result of the sale of the North Franklin property on May 7, 2007.

Productions Costs

The Company recorded production costs and depletion of $26,236 during the quarter ended September 30, 2007 down from $82,276 during the quarter ended September 30, 2006. This decrease is a result of the sale of the North Franklin property on May 7, 2007.

General and Administrative Expenses

           General and administrative expenses consist primarily of accounting, legal, depreciation and selling and marketing expenses. The general and administrative expenses for the quarter ended September 30, 2007 are $88,922. This is a decrease from 2006 of $101,982. Professional fees which include legal and accounting were $11,527 for the quarter ended September 30, 2007 compared to $46,501 for the quarter ended September 30, 2006 and this decrease is due to a decrease in legal fees for the quarter.

Consulting and Management fees were $105,000 for the quarter ended September 30, 2007 and decreased over the same period in 2006 by $76,293. This decrease was due to a decrease in operations during the quarter.  We expect to continue to incur general and administrative expenses to support the business.

Interest Expense

Interest expense decreased for the quarter ended September 30, 2007 with $0 compared to $128,858 for the quarter ended September 30, 2006. The decrease was mainly due to the Company’s convertible debt being converted to common stock.

Net Loss

The Company ended the third quarter of September 30, 2007 with a net loss of ($180,279) compared to ($404,699) for the same period in 2006.

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

The Company had cash and cash equivalents of $12,461 and working capital of $53,221 at September 30, 2007. This compares to cash and cash equivalents of $31,533 and working capital deficit of $3,603,925 at December 31, 2006.

During the nine months ended September 30, 2007, the Company used cash of $219,072 in operating activities compared to being provided cash of $956,506 in the prior year. At September 30, 2007 the company had an outstanding receivable of $20,000.

Net cash provided by investing activities was $2,600,0000 for the nine months ended September 30, 2007, which compares to cash used of $1,387,490 for the same period in 2006.  Net cash provided by investing activities is primarily from the sale of North Franklin gas property.  Net cash used in investing activities is primarily from acquisition of oil and gas property interests.

Net cash provided by (used by) financing activities was ($2,400,000) for the nine months ended September 30, 2007, which compares to ($560,000) for the same period in 2006.  Net cash used by financing activities was due to payments on convertible debt.

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

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings pending or threatened against us.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K
Exhibit
Number          Title of Document

4.15	Escrow Agreement between the Company and Greenberg Taurig, LLP, dated May 7, 2007, filed on June 8, 2007 on Form 8-K.

4.16	Amended and Restated Senior Secured Convertible Promissory Note, filed on June 8, 2007 on Form 8-K.

4.17	Form of Warrant to Purchase Shares of Common Stock of Silver Star Energy, Inc., filed on June 8, 2007 on Form 8-K.

4.18	Form of Series A Warrant to Purchase Shares of Common Stock of Silver Star Energy, Inc., filed on June 8, 2007 on Form 8-K.

10.1	Robert McIntosh’s Consulting Agreement dated November 15, 2003, filed on April 21, 2004 on Form 10KSB/A.

10.15	Amendment Agreement between the Company and Various Creditors, dated May 7, 2007, filed June 8, 2007 on Form 8-K.

10.16	Asset Sale Agreement between the Company and Archer Exploration, Inc., dated April 1, 2007, filed on June 8, 2007 on Form 8-K.

10.2	David Naylor’s Consulting Agreement dated November 15, 2003, filed on April 21, 2004 on Form 10KSB/A.

10.3	Robert McIntosh’s Loan Agreement dated December 31, 2003, filed on April 21, 2004 on Form 10KSB/A.

10.4	Agreement dated October 21, 2003 between the Company and Adil Dinani disposing of 657333 BC Ltd. (Netcash), filed on November 13, 2003 on Form 8-K.

10.5	Agreement dated October 29, 2003 between the Company and 1048136 Alberta, Ltd. respecting the acquisition of the Evi oil and gas prospect, filed on November 13, 2003 on Form 8-K.

10.6	Agreement dated October 29, 2003 between the Company and 1048136 Alberta, Ltd. respecting the acquisition of the Verdigris oil and gas prospect, filed on November 13, 2003 on Form 8-K.
10.7	Agreement dated December 5, 2003 between the Company and Archer Exploration, Inc. respecting the North Franklin oil and gas prospect, filed on December 23, 2003 on Form 8-K.

10.8	Agreement dated December 5, 2003 between the Company and Archer Exploration, Inc. respecting the Winter Pinchout oil and gas project, filed on December 23, 2003 on Form 8-K.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
 No reports were filed on Form 8-K during the quarter ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Silver Star Energy, Inc.
(Registrant)

DATE:       November 8, 2007

By: /s/ Robert McIntosh
Robert McIntosh
President, CEO & Director
(Principal Executive Officer)

By: /s/ David Naylor
David Naylor
Treasurer, Director
(Principal Financial Officer)